Form 10-Q
period 1995-03-31
EXX INC/NV/
filed 1995-05-12
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
   x        Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------
Exchange Act of 1934

For the quarterly period ended  March 31, 1995 or
                                --------------

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number                           1-5654
                       --------------------------------------------------

                                    EXX INC
                                    -------
            (Exact Name of Registrant as Specified in Its Charter)

Nevada                                          88-0325271
- ------                                          ----------
(State or Other Jurisdiction of                 (IRS Employer
Incorporation or Organization)                  Identification No.)


3900 Paradise Road, Suite 109, Las Vegas, Nevada                   89109
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)



                                (702) 737-8811
                                --------------
             (Registrant's Telephone Number, Including Area Code)


                                     NONE
                                     ----
  (Former Name, Former Address and Former Fiscal Year, if Changed  Since Last
                                    Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ---        ---

Number of shares of common stock outstanding as of March 31, 1995:
2,031,042 Class A Shares and 677,014 Class B Shares.
- ---------                    -------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------

A. Balance Sheets


ASSETS                                    March 31, 1995      December 31, 1994
- ------                                    --------------      -----------------
                                            (unaudited)           (audited)
 CURRENT ASSETS:
  Cash  & Cash Equivalents                   $ 2,260,000              5,640,000
  Short term investments                       2,629,000              3,256,000
  Accounts receivable, net of
   allowance for doubtful
   accounts of $3,029,000 and                    880,000              1,560,000
   $3,029,000

  Inventories, at lower of cost or
    market:

  Raw materials                                  897,000                729,000
  Work in process                                 59,000                174,000
  Finished goods                               3,801,000              2,883,000
                                             -----------            -----------
                                               4,757,000              3,786,000

  Note receivable - current                      138,000                 73,000
  Other current assets                         1,976,000                399,000
  Deferred income taxes                        1,477,000              1,477,000
                                             -----------            -----------
   TOTAL CURRENT ASSETS                       14,117,000             16,191,000

  Property, plant and equipment, at
   cost:
  Land                                            35,000                 35,000

  Buildings and improvements                   1,151,000              1,151,000

  Machinery and equipment                      4,703,000              4,703,000
                                             -----------            -----------
                                               5,889,000              5,889,000

  Less accumulated depreciation
    and amortization                          (5,228,000)            (5,179,000)
                                             -----------            -----------
                                                 661,000                710,000
  Note receivable - net of
   current maturities                            481,000                620,000

  Other assets                                   336,000                119,000
                                             -----------            -----------

   TOTALS                                    $15,595,000            $17,640,000
                                             ===========            ===========

See Notes to Financial Statements


LIABILITIES                               March 31, 1995      December 31, 1994
- -----------                               --------------      -----------------
                                            (unaudited)           (audited)
CURRENT LIABILITIES:

   Accounts payable                        $   2,938,000          $   1,752,000

   Accrued expenses                            2,752,000              3,812,000

   Note Payable Officer                          351,000                351,000

   Income taxes payable                          269,000              2,942,000

                                           -------------          -------------

     TOTAL CURRENT LIABILITIES                 6,310,000              8,857,000

Deferred income                                  104,000                117,000
Deferred income taxes                            203,000                203,000
                                           -------------          -------------
    TOTAL LIABILITIES                      $   6,617,000          $   9,177,000

STOCKHOLDERS' EQUITY
- --------------------

Preferred stock, $.01 par value;
Authorized 5,000,000 shares, none issued

Common stock, Class A $.01 par value, Authorized
25,000,000 shares; 2,787,318 shares issued        28,000                 28,000
Common stock, Class B $.01 par value, Authorized
1,000,000 shares, 929,106 shares issued            9,000                  9,000

Capital in excess of par value                 3,993,000              3,993,000

Retained earnings                              5,845,000              5,330,000

Less treasury stock, at cost:
756,276 shares of Class A Common stock and
252,092 shares of Class B Common stock          (897,000)              (897,000)
                                           -------------          -------------

TOTAL STOCKHOLDERS' EQUITY                     8,978,000              8,463,000
                                           -------------          -------------

 TOTALS                                    $  15,595,000          $  17,640,000
                                           =============          =============

See Notes to Financial Statements

B.   Statements of Income

                                           For the Three-Month Period Ended
                                           --------------------------------

                                       March 31, 1995            March 31, 1994
                                       --------------            --------------
Net sales                                 $ 7,507,000                $5,984,000

Cost of sales                               4,326,000                 4,211,000
                                          -----------                ----------

Gross profit                                3,181,000                 1,773,000

Selling, general
and administrative
expenses                                    2,475,000                 1,519,000
                                          -----------                ----------

Operating profit                              706,000                   254,000

Interest expense                                ---                       ---

Other income                                  119,000                    20,000
                                          -----------                ----------

Income before provision
 for income taxes                             825,000                   274,000

Provision for
income taxes                                  310,000                   110,000
                                          -----------                ----------

Net income                                $   515,000                $  164,000
                                          ===========                ==========


Income per
common share:                             $       .19                   $   .06 (a)
                                          ===========                ===========


(a) Reflects the reorganization of SFM Corporation into EXX INC and the four for one stock split effective October 21, 1994.

See Notes to Financial Statements

C.    Statements of Cash Flow

                                           For the Three-Month Period Ended
                                           --------------------------------

                                       March 31, 1995            March 31, 1994
                                       --------------            --------------
Operating activities:
  Net income                              $   515,000               $   164,000
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
Depreciation and amortization                  49,000                    46,000
Provision for losses on
 accounts receivable                            ---                      83,000
Changes in operating assets
 and liabilities:
  Deferred income                             (13,000)                  (13,000)
  Short-term investments                      627,000                     ---
  Accounts receivable                         680,000                (1,006,000)
  Inventories                                (971,000)                 (275,000)
  Note receivable - current                   (65,000)                  (14,000)
  Other current assets                     (1,577,000)                 (400,000)
  Note receivable                             139,000                    29,000
  Other assets                               (217,000)                   47,000
  Accounts payable                          1,186,000                   561,000
  Accrued expenses                         (1,060,000)                  144,000
  Income taxes payable                     (2,673,000)                   74,000
  Customer deposits                             ---                     (13,000)
                                          -----------               -----------


 Net cash provided by (used in)
      operating activities                 (3,380,000)                 (573,000)
                                          -----------               -----------

Investing activities:
Purchase of property, plant
 and equipment                                  ---                    (126,000)
                                          -----------               -----------
 Net cash provided by (used in)
  investing activities                          ---                    (126,000)
                                          -----------               -----------

Financing activities:
Net borrowings (repayments)
 under line of credit agreement                 ---                       ---
(Repayments) of other long-term
 borrowings                                     ---                       ---
                                          -----------               -----------
 Net cash provided by (used in)
  financing activities                          ---                       ---
                                          -----------               -----------
Net increase (decrease) in cash
and cash equivalents                       (3,380,000)                 (699,000)

Cash and cash equivalents,
 beginning of period                        5,640,000                 1,303,000
                                          -----------               -----------
Cash and cash equivalents,
 end of period                            $ 2,260,000               $   604,000
                                          ===========               ===========

See Notes to Financial Statements

                                  For the Three-Month Period Ended
                                  --------------------------------
                                  March 31, 1995    March 31. 1994
                                  --------------    --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



 Cash Paid during the year for:
  Interest                             ---               ---
  Income taxes                     3,199,747           41,000


Supplemental schedule of non-cash investing and financing activities:
                           NONE



See Notes to Financial Statements

D. Notes to Financial Statements


Note 1:  The unaudited financial statements as of March 31,1995 and for the
- ------
comparative three months ending 1995 and 1994 reflect all adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2:  In October 1994, the stockholders of SFM Corporation (SFM) approved a
- -------
plan of reorganization whereby SFM was merged on a tax-free basis into a subsidiary of EXX INC. Simultaneous with this merger, each share of common stock of SFM was converted into three shares of EXX INC Class A common stock and one share of EXX INC Class B common stock. The EXX INC stock is substantially identical to the former SFM stock in rights and privileges, except that the stockholders of the outstanding shares of Class B common stock have the right to elect two-thirds or the next rounded number of Directors in excess of two-thirds if the number of Directors is not divisible by three and the stockholders of the outstanding shares of the Class A common stock have the right to elect the remaining Directors of the Company. This merger has been accounted for in a manner similar to a pooling of interests.

Note 3:  Note Payable
- ------   ------------

             As of March 31, 1995 there was no bank debt.

             Under the terms of a revolving credit agreement, as amended and extended to August 31, 1995, a bank provides the Company with a line of credit and a letter of credit facility for loans and/or letters of credit aggregating up to $5,000,000 at a rate of 3/4 of 1% over prime.

             The line of credit is collateralized by substantially all of the Company's trade accounts receivable, inventories and property and equipment.

             The loan agreement imposes various restrictions on the Company including the maintenance of minimum net worth of $4,000,000 at the end of any quarter, and limitations on: capital expenditures, loans and advances, future borrowings, payment of dividends, and a limit on the purchase of common stock for the treasury. In addition to any other limitations imposed by the loan agreement covenants, no cash dividend may be paid unless the Company has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period. At March 31, 1995 there were no financial or ratio restrictions on the Company's capital.

Note 4:  Computation of income per common share for the comparative three month
- ------
periods ended March 31, 1995 and March 31, 1994, was based on 2,708,056 common shares and 2,708,056 common shares outstanding, being the average number of shares outstanding during the respective periods adjusted for the stock split
effective in October 1994.   See Note 2.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
- ------   ---------------------------------------------------------------
    Results of Operations
    ---------------------

    A. Results of Operations
       ---------------------

        Sales for the first quarter of 1995 totaled $7,507,000 compared to $5,984,000 in 1994, a $1,523,000 increase. The Toy Segment reflected a sales increase of $666,000 to $4,874,000 from $4,208,000 in 1994. The Mechanical
Equipment Group had a sales increase of $831,000 to $2,607,000 from $1,776,000 in 1994.

        First quarter 1995 sales in our Toy Segment continue to set new records. The increase in sales reflects successful new products and licenses. Management looks forward to continuing positive effects of these improvements.

        The first quarter results of the Mechanical Equipment Group reflects the addition of the TX Technology business which was not reflected in the first quarter of 1994. The Howell Motors division continues to operate profitably in a mature market segment, and management expects it to continue its present course.

        Operating profit was $706,000 reflecting the growth of the Toy Segment and Mechanical Equipment Group for the quarter compared to operating profit of $254,000 for the first quarter of 1994.

        There was no bank debt in neither the first quarter of 1995 nor 1994.

        Net income after income taxes for the first quarter 1995 was $515,000 or $.19 per share compared to $164,000 or $ .06 per share in the first quarter of 1994.

        On October 21, 1994, after Stockholder and Board of Directors approval, SFM was merged and became a wholly owned subsidiary of EXX INC a holding company organized to acquire all the outstanding stock of SFM and each of its Subsidiaries. The quarterly per share results are adjusted for the stock split which is explained and referenced in Note 2 to the financial statements.

        In April, 1994, TX Systems Inc., a newly formed subsidiary of SFM, acquired the operating assets and businesses of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the Cable Pressurization and Monitoring Systems business.

        In February, 1994, Hi-Flier Inc., a newly formed subsidiary of SFM, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years.

    B. Liquidity and Capital Resources
       -------------------------------


             At March 31, 1995 the Registrant had working capital of approximately $7,807,000 and a current ratio of 2.2 to 1. In addition, as described in Notes to Financial Statements, the Registrant has a Credit Agreement with a Bank, expiring August 31, 1995, pursuant to which the bank will provide a line of credit and letters of credit aggregating $5,000,000 at an interest rate of 3/4 of 1% above prime. At March 31, 1995, there was no outstanding borrowings under this facility. The Registrant considers its working capital, coupled with the line of credit, as described above, to be more than adequate to handle its current operating capital needs.





PART II.    OTHER INFORMATION

             Not applicable.

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EXX INC



                                          By: /s/ David A. Segal
                                              _________________________
                                              David A. Segal
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:   May 12, 1995