Form 10-Q
period 1995-06-30
EXX INC/NV/
filed 1995-08-11
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                         FORM 10-Q
    X
  ----- Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1995 or
                               -------------

  ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________________to______________________

Commission file number               1-5654
                                     ------
                                    EXX INC
    ----------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

Nevada                                      88-0325271
- -----------------------------       ----------------------------------
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)             Identification No.)


3900 Paradise Road, Suite 109 Las Vegas, Nevada               89109
- ----------------------------------------------------------------------
  (Address of Principal Executive Offices)                  (Zip Code)


                                (702) 737-8811
     ---------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



                                     NONE
   -------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------     ------

Number of shares of common stock outstanding as of June 30, 1995:
2,031,042 Class A Shares and  677,014  Class B Shares.
- ---------                     --------

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
- -------   --------------------

A. Balance Sheets

       ASSETS                        June 30, 1995   December 31, 1994
       ------                       --------------  ------------------
                                     (unaudited)        (audited)
CURRENT ASSETS:
Cash & Cash Equivalents               $ 1,905,000         $ 5,640,000
Short term investments                  1,547,000           3,256,000
Accounts receivable, net of
 allowance for doubtful
 accounts of $2,731,000                 2,596,000           1,560,000
 and $3,029,000

Inventories, at lower of cost or
 market:

Raw materials                             816,000             729,000
Work in process                            44,000             174,000
Finished goods                          3,247,000           2,883,000
                                      -----------         -----------
                                        4,107,000           3,786,000

Note receivable - current                 141,000              73,000
Other current assets                    1,619,000             399,000
Deferred income taxes                   1,394,000           1,477,000
                                      -----------         -----------
      TOTAL CURRENT ASSETS             13,309,000          16,191,000

Property, plant and equipment,
  at cost:

Land                                       35,000              35,000
Buildings and improvements              1,151,000           1,151,000
Machinery and equipment                 5,096,000           4,703,000
                                      -----------         -----------
                                        6,282,000           5,889,000
Less accumulated depreciation
 and amortization                      (5,300,000)         (5,179,000)
                                      -----------         -----------
                                          982,000             710,000

Notes receivable - net of
 current maturities                       451,000             620,000

Other assets                              157,000             119,000
                                      -----------         -----------

TOTALS                                $14,899,000         $17,640,000
                                      ===========         ===========


See Notes to Financial Statements


        LIABILITIES                         June 30, 1995   December 31, 1994
        -----------                        --------------  ------------------
                                            (unaudited)        (audited)
CURRENT LIABILITIES:

Accounts payable                              $1,360,000          $1,752,000

Accrued expenses                               2,898,000           3,812,000

Note Payable Officer                             351,000             351,000

Income taxes payable                             179,000           2,942,000
                                              ----------          ----------



      TOTAL CURRENT LIABILITIES                4,788,000           8,857,000

Deferred income                                  154,000             117,000
Deferred income taxes                            120,000             203,000
                                              ----------          ----------
      TOTAL LIABILITIES                       $5,062,000          $9,177,000

STOCKHOLDERS' EQUITY
- --------------------

Preferred stock, $.01 par value;
 Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
 Authorized 25,000,000 shares;
 2,787,318 shares issued                          28,000              28,000
Common stock, Class B $.01 par value,
 Authorized 1,000,000 shares;
 929,106 shares issued                             9,000               9,000

Capital in excess of par value                 3,993,000           3,993,000

Retained earnings                              6,704,000           5,330,000

Less treasury stock at cost:
756,276 shares of Class A Common stock &
252,092 shares of Class B Common stock          (897,000)           (897,000)
                                              ----------           ---------


TOTAL STOCKHOLDERS' EQUITY                     9,837,000           8,463,000
                                               ---------           ---------

TOTALS                                       $14,899,000         $17,640,000
                                             ===========         ===========

See Notes to Financial Statements

B.   Statements of Income


         For the Three-Month Period Ended    For the Six-Month Period Ended
         --------------------------------    ------------------------------


                         June 30, 1995  June 30, 1994  June 30, 1995  June 30, 1994
                         -------------  -------------  -------------  -------------
Net sales                   $8,902,000    $11,665,000    $16,409,000    $17,649,000

Cost of sales                5,692,000      9,211,000     10,018,000     13,422,000
                            ----------    -----------    -----------    -----------

Gross profit                 3,210,000      2,454,000      6,391,000      4,227,000

Selling, general
and administrative
expenses                     2,062,000      1,799,000      4,537,000      3,318,000
                            ----------    -----------    -----------    -----------

Operating profit             1,148,000        655,000      1,854,000        909,000

Interest expense                   ---         13,000            ---         13,000

Other income                    82,000         37,000        201,000         57,000
                            ----------    -----------    -----------    -----------

Income before provision
for income taxes             1,230,000        679,000      2,055,000        953,000

Provision for
income taxes                   372,000        272,000        682,000        382,000
                            ----------    -----------    -----------    -----------

Net income                  $  858,000      $ 407,000     $1,373,000     $  571,000
                            ==========      =========     ==========     ==========

Income per
common share:                  $   .32        $   .15(a)     $   .51        $   .21(a)
                               =======        =======        =======        =======

(a) Reflects the reorganization of SFM Corporation into EXX INC and the four for one stock split effective October 21, 1994.



See Notes to Financial Statements

C.    Statements of Cash Flow
                                       For the Six-Month Period Ended
                                     ----------------------------------------
                                      June 30, 1995             June 30, 1994
                                     ---------------           --------------
Operating activities:
Net income                             $ 1,373,000                $   571,000
Adjustments to reconcile net
 income to net cash provided
 by(used in)operating activities:
Depreciation and amortization              121,000                    105,000
Provision for losses on
 accounts receivable                        39,000                    263,000
Changes in operating assets
 and liabilities:
  Deferred income                           37,000                    (25,000)
  Short-term investments                 1,709,000                       ---
  Accounts receivable                   (1,075,000)                (4,791,000)
  Inventories                           (  321,000)                (1,080,000)
  Note receivable - current                (68,000)                   (17,000)
  Other current assets                  (1,219,000)                  (288,000)
  Deferred income taxes                     83,000                       ---
  Note receivable                          169,000                     48,000
  Other assets                             (38,000)                    11,000
  Accounts payable                        (392,000)                 2,811,000
  Accrued expenses                        (914,000)                   714,000
  Income taxes payable                  (2,763,000)                   272,000
  Customer deposits                            ---                    (10,000)
  Deferred income taxes                    (83,000)                       ---
                                       -----------                -----------
Net cash provided by (used in)
 operating activities                   (3,342,000)                (1,416,000)
                                       -----------                -----------
Investing activities:
Purchase of property, plant
 and equipment                            (393,000)                  (349,000)
                                       -----------                -----------
Net cash provided by (used in)
 investing activities                     (393,000)                  (349,000)
                                       -----------                -----------
Financing activities:
Net borrowings (repayments)
 under line of credit agreement                ---                    990,000
(Repayments) of other long-term
  borrowings                                   ---                        ---
                                       -----------                -----------
Net cash provided by (used in)
 financing activities                          ---                    990,000
                                       -----------                -----------
Net increase (decrease) in cash
 and cash equivalents                   (3,735,000)                  (775,000)

Cash and cash equivalents,
 beginning of period                     5,640,000                  1,303,000
                                       -----------                -----------

Cash and cash equivalents,
end of period                          $ 1,905,000                $   528,000
                                       ===========                ===========


See Notes to Financial Statements

                                  For the Six-Month Period Ended
                                  ------------------------------
                                  June 30, 1995    June 30, 1994
                                  -------------    -------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


    Cash Paid during the year for:
      Interest                       $     ---          $ 13,000
      Income taxes                   $3,605,000         $115,000



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                  NONE



See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1:     The unaudited financial statements as of June 30, 1995 and for the
- ------
comparative three and six month periods ended 1995 and 1994 reflect all adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2:     In October 1994, the stockholders of SFM Corporation (SFM) approved
- -------
a plan of reorganization whereby SFM was merged on a tax-free basis into a subsidiary of EXX INC. Simultaneous with this merger, each share of common stock of SFM was converted into three shares of EXX INC Class A common stock and one share of EXX INC Class B common stock. The EXX INC stock is substantially identical to the former SFM stock in rights and privileges, except that the stockholders of the outstanding shares of Class B common stock have the right to elect two-thirds or the next rounded number of Directors in excess of two-thirds if the number of Directors is not divisible by three and the stockholders of the outstanding shares of the Class A common stock have the right to elect the remaining Directors of the Company. This merger has been accounted for in a manner similar to a pooling of interests.

Note 3:     Note Payable
- ------      ------------

            As of June 30, 1995 there was no bank debt.

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

          The loan agreement imposes various restrictions on the Company including the maintenance of minimum net worth of $4,000,000 at the end of any quarter, and limitations on: capital expenditures, loans and advances, future borrowings, payment of dividends, and a limit on the purchase of common stock for the treasury. In addition to any other limitations imposed by the loan agreement covenants, no cash dividend may be paid unless the Company has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period. At June 30, 1995, there were no financial or ratio restrictions on the Company's capital.

          The company expects the current revolving credit agreement to be renewed on substantially the same terms and conditions for a one year period.

Note 4:     Computation of income per common share for the comparative three
- ------
and six month periods ended June 30, 1995 and June 30, 1994, was based on 2,708,056 common shares and 2,708,056 common shares outstanding, being the average number of shares outstanding during the respective periods adjusted for the stock split effective in October 1994. See Note 2.

ITEM 2. Management's Discussion and Analysis of Financial Condition and
- ------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

        A. Results of Operations
           ---------------------

          Sales for the second quarter of 1995 were $ 8,902,000    compared to
$11,655,000 in 1994, a 24% decrease. The Toy Segment reflected a sales decrease of $2,693,000 to $6,682,000 from $9,375,000 in 1994. The Mechanical
Equipment Group had a sales decrease of $70,000 to $2,220,000 from $2,290,000 in the comparative 1994 period.

          Second quarter 1995 Toy Segment sales decreased as a result of market maturity in the licensed goods sector. Management believes the introduction of new licenses and products along with the continuation of the current business will provide positive effects for the balance of the year.

          The second quarter results of the Mechanical Equipment Group reflect the addition of the TX Technology business as of the end of April 1994. The Howell Motors division continues to maintain its market share on a profitable basis in a mature market environment. Management expects it to continue in this manner.

          Operating profit was $1,148,000 compared to $655,000 for the comparable second quarter of 1994. Last year's operating profit was impacted with certain start-up and absorption costs relating to acquisitions in the first half of 1994 as well as accruals for possible markdown allowances and returns. Due to favorable sell through of products, certain markdown and return accruals were reduced in the second quarter of 1995, favorably impacting current sales and profits in the Toy Segment. If current trends continue, management anticipates additional reductions in accruals in later quarters, which in turn will favorably impact sales and earnings in those future quarters.

          Interest expense decreased to -0- from $13,000 during the same period in the prior year. There was no bank debt in the second quarter 1995.

           Net income after income taxes for the second quarter 1995 was $858,000 or 32 cents per share, compared to net income of $407,000 or 15 cents per share in the second quarter of 1994.

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

          In February, 1994 Hi-Flier Inc., a newly formed subsidiary of SFM, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years.

           B. Liquidity and Capital Resources
              -------------------------------

          At June 30, 1995 the Registrant had working capital of approximately $8,521,000 and a current ratio of 2.78 to 1. In addition, as described in Notes to Financial Statements, the Registrant has a Credit Agreement with a bank, expiring August 31, 1995, pursuant to which the bank will provide a line of credit and letters of credit aggregating $5,000,000 at an interest rate of 3/4 of 1% above prime. At June 30, 1995, there was no outstanding borrowing under this facility. The Registrant considers its working capital, coupled with the line of credit, as described above, to be more than adequate to handle its current operating capital needs.


PART II.  OTHER INFORMATION

           Not applicable.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXX INC



                              By:  /s/   David A. Segal
                                 -------------------------------
                                 David A. Segal
                                 Chairman of the Board and
                                 Chief Executive Officer



Date: August 11,1995