Form 10-Q
period 1995-09-30
EXX INC/NV/
filed 1995-11-08
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)
    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934

For the quarterly period ended September 30, 1995 or
                               ------------------

         Transition report pursuant to Section 13 or 15(d) of the
-----
         Securities Exchange Act of 1934

For the transition period from_________________to_______________________________

 Commission file number          1-5654
                        --------------------------------------------------------

                                    EXX INC
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

Nevada                                           88-0325271
-----------------------------           ----------------------------------------
(State or Other Jurisdiction of                    (IRS Employer
Incorporation or Organization)                     Identification No.)



1350 East Flamingo Road, Suite 689, Las Vegas, NV         89119-5263
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                  (Zip Code)


                                (702) 598-3223
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



      3900 Paradise Road, Suite 109, Las Vegas, Nevada             89109
--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No_____
   -------


Number of shares of common stock outstanding as of September 30, 1995:
2,031,042 Class A Shares and  677,014  Class B Shares.
---------                     --------

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

A. Balance Sheets

ASSETS                                 September 30, 1995   December 31, 1994
------                                 -------------------  ------------------
                                           (unaudited)          (audited)
CURRENT ASSETS:
 Cash and cash equivalents                 $ 2,624,000         $ 5,640,000
 Short term investments                      2,479,000           3,256,000
 Accounts receivable, net of
  allowance for doubtful
  accounts of $2,182,000
  and $3,029,000                             1,485,000           1,560,000

Inventories, at lower of cost or
 market:

Raw materials                                  655,000             729,000
Work in process                                 54,000             174,000
Finished goods                               3,415,000           2,883,000
                                             ---------           ---------
                                             4,124,000           3,786,000

Note receivable - current                      145,000              73,000
Other current assets                         1,387,000             399,000
Deferred income taxes                        1,170,000           1,477,000
                                            ----------          ----------
      TOTAL CURRENT ASSETS                  13,414,000          16,191,000

Property, plant and equipment,
  at cost:

Land                                            35,000              35,000
Buildings and improvements                   1,151,000           1,151,000
Machinery and equipment                      5,134,000           4,703,000
                                             ---------           ---------
                                             6,320,000           5,889,000

Less accumulated depreciation
 and amortization                           (5,401,000)         (5,179,000)
                                           -----------          -----------
                                               919,000             710,000

Notes receivable - net of
 current maturities                            466,000             620,000

Other assets                                   366,000             119,000
                                           -----------         -----------

TOTALS                                     $15,165,000         $17,640,000
                                           ===========         ===========

See Notes to Financial Statements

LIABILITIES                        September 30, 1995   December 31, 1994
-----------                        -------------------  ------------------
                                       (unaudited)          (audited)
CURRENT LIABILITIES:

Accounts payable                           $1,506,000          $1,752,000

Accrued expenses                            2,451,000           3,812,000

Note payable officer                          351,000             351,000

Income taxes payable                           98,000           2,942,000
                                           ----------          ----------

      TOTAL CURRENT LIABILITIES             4,406,000           8,857,000

Deferred income                               148,000             117,000
Deferred income taxes                         203,000             203,000
                                           ----------          ----------
      TOTAL LIABILITIES                    $4,757,000          $9,177,000


STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
 Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
 Authorized 25,000,000 shares;
 2,787,318 shares issued                       28,000              28,000
Common stock, Class B $.01 par value,
 Authorized 1,000,000 shares;
 929,106 shares issued                          9,000               9,000

Capital in excess of par value              3,993,000           3,993,000

Retained earnings                           7,275,000           5,330,000

Less treasury stock at cost:
756,276 shares of Class A Common stock &
252,092 shares of Class B Common stock       (897,000)           (897,000)
                                           ----------          ----------


TOTAL STOCKHOLDERS' EQUITY                 10,408,000           8,463,000
                                           ----------           ---------

TOTALS                                    $15,165,000         $17,640,000
                                         ============         ===========


See Notes to Financial Statements

B.   Statements of Income

                  For the Three-Month Period Ended    For the Nine-Month Period Ended
                  --------------------------------    -------------------------------

                           Sept.30, 1995  Sept.30, 1994  Sept.30, 1995  Sept.30, 1994
                           -------------  -------------  -------------  -------------

Net sales                     $7,761,000    $14,015,000   $24,170,000    $31,664,000

Cost of sales                  4,933,000     10,524,000    14,951,000     23,946,000
                              ----------    -----------   -----------    -----------

Gross profit                   2,828,000      3,491,000     9,219,000      7,718,000

Selling, general
and administrative
expenses                       2,023,000      2,081,000     6,560,000      5,399,000
                              ----------    -----------   -----------    -----------

Operating profit                 805,000      1,410,000     2,659,000      2,319,000

Interest expense                    ---           7,000          ---          20,000

Other income                     101,000         29,000       302,000         86,000
                              ----------    -----------   -----------    -----------

Income before provision
for income taxes                 906,000      1,432,000     2,961,000      2,385,000

Provision for
income taxes                     335,000        572,000     1,017,000        954,000
                              ----------    -----------   -----------    -----------

Net income                    $  571,000    $   860,000  $  1,944,000   $  1,431,000
                              ==========    ===========  ============   ============


Income per
common share:                      $ .21        $ .32 (a)      $ .72          $ .53(a)
                                  ======        ======        ======          =====


(a)Reflects the reorganization of SFM Corporation into EXX INC and the four for one stock split effective October 21, 1994.


See Notes to Financial Statements

C.    Statements of Cash Flow

                                      For the Nine-Month Period Ended
                                     ---------------------------------
                                      Sept. 30, 1995   Sept. 30, 1994
                                     ----------------  ---------------
Operating activities:
Net income                               $ 1,944,000      $ 1,431,000
Adjustments to reconcile net
 income to net cash provided
 by(used in)operating activities:
Depreciation and amortization                223,000          231,000
Provision for losses on
 accounts receivable                          60,000        2,689,000
Changes in operating assets
 and liabilities:
   Deferred income                            31,000          (38,000)
   Short-term investments                    717,000             ---
   Accounts receivable                        75,000       (7,174,000)
   Inventories                              (338,000)        (964,000)
   Note receivable - current                 (72,000)         (20,000)
   Other current assets                     (988,000)        (304,000)
   Deferred income taxes                     307,000             ---
   Note receivable                           154,000           67,000
   Other assets                             (247,000)          54,000
   Accounts payable                         (246,000)       3,226,000
   Accrued expenses                       (1,361,000)       1,184,000
   Income taxes payable                   (2,844,000)         759,000
   Customer deposits                           ---            (13,000)
   Deferred income taxes                       ---               ---
                                         -----------      -----------

Net cash provided by (used in)
 operating activities                     (2,585,000)       1,128,000
                                         -----------      -----------

Investing activities:
Purchase of property, plant
 and equipment                              (431,000)        (488,000)
                                         -----------      -----------
Net cash provided by (used in)
 investing activities                       (431,000)        (488,000)
                                         -----------      -----------

Financing activities:
Net borrowings (repayments)
 under line of credit agreement                ---               ---
(Repayments) of other long-term
  borrowings                                   ---               ---
                                         -----------      -----------
Net cash provided by (used in)
 financing activities                          ---               ---
                                         -----------      -----------
Net increase (decrease) in cash
and cash equivalents                      (3,016,000)         640,000

Cash and cash equivalents,
 beginning of period                       5,640,000        1,303,000
                                         -----------      -----------

Cash and cash equivalents,
 end of period                           $ 2,624,000      $ 1,943,000
                                         ===========      ===========

See Notes to Financial Statements

                                                   For the Nine-Month Period Ended
                                                   -------------------------------
                                                   Sept. 30, 1995    Sept. 30, 1994
                                                   --------------    --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


  Cash Paid during the year for:
    Interest                                                ---            20,000
    Income taxes                                      3,807,000           200,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                     NONE


See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1:     The unaudited financial statements as of September 30, 1995 and for
------
the comparative three and nine months ending 1995 and 1994 reflect all adjustments which are in the opinion of management necessary for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2:     In October 1994, the stockholders of SFM Corporation (SFM) approved
-------
a plan of reorganization whereby SFM was merged on a tax-free basis into a subsidiary of EXX INC. Simultaneous with this merger, each share of common stock of SFM was converted into three shares of EXX INC Class A common stock and one share of EXX INC Class B common stock. The EXX INC stock is substantially identical to the former SFM stock in rights and privileges, except that the stockholders of the outstanding shares of Class B common stock have the right to elect two-thirds or the next rounded number of Directors in excess of two-thirds if the number of Directors is not divisible by three and the stockholders of the outstanding shares of the Class A common stock have the right to elect the remaining Directors of the Company. This merger has been accounted for in a manner similar to a pooling of interests.

Note 3:     Note Payable
------      ------------

            As of September 30, 1995 there was no bank debt.

            Under the terms of a revolving credit agreement, as amended and extended to February 29, 1996, a bank provides the Company with a line of credit and a letter of credit facility for loans and/or letters of credit aggregating up to $5,000,000 at a rate of 3/4 of 1% over prime.

            The line of credit is collateralized by substantially all of the Company's trade accounts receivable, inventories and property and equipment.

            The loan agreement imposes various restrictions on the Company including the maintenance of minimum net worth of $4,000,000 at the end of any quarter, and limitations on: capital expenditures, loans and advances, future borrowings, payment of dividends, and a limit on the purchase of common stock for the treasury. In addition to any other limitations imposed by the loan agreement covenants, no cash dividend may be paid unless the Company has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period. At September 30, 1995, there were no financial or ratio restrictions on the Company's capital.

            The company expects the current revolving credit agreement to be renewed on substantially the same terms and conditions.

Note 4:     Computation of income per common share for the comparative three
------

and nine month periods ended September 30, 1995 and September 30, 1994, was based on 2,708,056 common shares and 2,708,056 common shares outstanding, being the average number of shares outstanding during the respective periods adjusted for the stock split effective in October 1994. See Note 2.

ITEM 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
         --------------------

        A. Results of Operations
           ---------------------

         Sales for the third quarter of 1995 were $7,761,000 compared to $14,015,000 in 1994, a $6,254,000 decrease. The Toy Segment reflected a sales decrease of $5,986,000 to $5,795,000 from $11,781,000 in 1994. The Mechanical
Equipment Group had a sales decrease of $268,000 to $1,966,000 from $2,234,000 in the comparative 1994 period.

         The substantial reduction in third quarter 1995 Toy Segment sales compared to third quarter 1994 Toy Segment sales, was attributable to reduced sales of licensed goods - most particularly the Mighty Morphin Power Rangers line of products which had reached a level of market maturity. It should be kept in mind, however, that the third quarter of 1994 had the greatest sales for any single quarter in the history of our Toy Segment.

         The third quarter results of the Mechanical Equipment Group reflect the addition of the TX Technology business as of the end of April 1994. The Howell Motors division had a decline in summer orders and deliveries reducing third quarter sales in comparision to the prior year's sales. Management considers this a temporary decline and anticipates sales returning to normal levels in the forth quarter of 1995.

         Operating profit was $805,000 compared to $1,410,000 for the comparable third quarter of 1994. The higher profit margin for the third quarter of 1995 compared to the prior year's third quarter was in part due to certain start up and acquistion costs relating to acquisitions in the first half of 1994 as well as accruals for possible markdown allowances and returns. Due to favorable sell through of products, certain markdown and return accruals were reduced in the third quarter of 1995, favorably impacting current sales and profits in the Toy Segment. If current trends continue, management anticipates additional reductions in accruals in later quarters, which in turn will favorably impact sales and earnings in those future quarters.

         Interest expense decreased to - 0 - from $7,000 during the same period in the prior year. There was no bank debt in the third quarter 1995.

         Net income after income taxes for the third quarter 1995 was $571,000 or 21 cents per share, compared to net income of $860,000 or 32 cents per share in the third quarter of 1994.

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

        B. Liquidity and Capital Resources
           -------------------------------


           At September 30, 1995 the Registrant had working capital of approximately $9,008,000 and a current ratio of 3.04 to 1. In addition, as described in Notes to Financial Statements, the Registrant has a Credit Agreement with a bank, expiring February 29, 1996, pursuant to which the bank will provide a line of credit and letters of credit aggregating $5,000,000 at an interest rate of 3/4 of 1% above prime. At September 30, 1995, there were no outstanding borrowings under this facility. The Registrant considers its working capital, coupled with the line of credit, as described above, to be more than adequate to handle its current operating capital needs.



PART II.    OTHER INFORMATION

         Not applicable.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EXX INC



                                By: /s/ David A. Segal
                                    -------------------------
                                    David A. Segal
                                    Chairman of the Board and
                                    Chief Executive Officer



Date: November 8, 1995