Form 10-K405
period 1995-12-31
EXX INC/NV/
filed 1996-03-29
CIK 89261

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K


(Mark One)

 X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
---
    of 1934

For the fiscal year ended  December 31, 1995  or
                          ------------------
  _____Transition report pursuant to Section 13 or 15(d) of the Securities

       Exchange Act of 1934

For the transition period from_________________________to_____________________
Commission file number                      1-5654
                             ---------------------------------------------


                                   EXX  INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Nevada                                                  88-0325271
-------------------------                  ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

1350 East Flamingo Road, Suite 689
Las Vegas, Nevada                                            89119-5263
------------------------------                          ---------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 702-598-3223
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
     Title of each class                           on Which Registered
     -------------------                           ---------------------

Common Stock Par Value $.01 Class A                     American Stock Exchange
-----------------------------------------               -----------------------

Common Stock Par Value $.01 Class B                     American Stock Exchange
-----------------------------------------               -----------------------


Securities registered pursuant to Section 12(g) of the Act:
                                       None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No___
                                               ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of March 15, 1996: 2,031,042 Class A shares and 677,014 Class B shares(exclusive of
                ---------                    -------
756,276 Class A shares  and 252,092 Class B shares held in registrant's
-------                    --------
treasury).  Of the shares outstanding, 1,087,308 Class A shares and 362,436
                                       ---------                    -------
Class B shares are held by non-affiliates. The market value of the shares held by non-affiliates is $9,672,511 based on $6.8125 and $ 6.25 per share, respectively of the closing price of the registrant's Class A and Class B common stock on the American Stock Exchange on March 15, 1996.

Documents incorporated by reference are: Registrant's Proxy Statement dated April, 1996 for the Annual Meeting of Stockholders to be held in May, 1996, Form S-4 Registration Statement dated July 25, 1994, Form S-4 Amendment No. 1 dated August 16, 1994, Form 8-K Report dated June 1, 1993, Form 8-K Report dated October 28, 1994, and Form 10-K Report dated March 25, 1995.

                                    PART 1
                                    ------


Item 1.  Business.
-----------------

     EXX INC ("EXX") is the holding Company resulting from the Reorganization of SFM Corporation ("SFM") as approved by its shareholders at a special meeting on October 18, 1994 and effective on October 21, 1994. The purpose of adopting a holding company structure was to enhance the Company's ability to obtain new financing by enabling potential investors to clearly focus on the strengths and diversity of EXX's businesses and to protect each of EXX's businesses to the extent possible from the business risks which arise out of its other businesses.

     As part of the reorganization each outstanding share of SFM Common stock was converted into three shares of EXX Class A Common Stock and one share of EXX Class B Common Stock. The new stock is substantially identical to the old stock in rights and privileges except that holders of outstanding shares of Class B Common Stock have the right to elect two-thirds or the next rounded number of directors in excess of two-thirds if the number of Directors is not divisible by three, and the holders of outstanding shares of the Class A Common Stock have the right to elect the remaining directors of the Company.

     Under the Reorganization SFM became a wholly-owned subsidiary of EXX and each of SFM's wholly-owned subsidiaries became wholly-owned subsidiaries of EXX with each subsidiary retaining its assets and liabilities and continuing its business. In order to effect the transactions, SFM distributed as a dividend to EXX all the outstanding stock of each of its subsidiaries as well as SFM's cash, cash equivalents and certain promissory notes.

     EXX through its subsidiaries, is engaged in the design, production and sale of consumer goods in the form of "impulse toys", watches and kites. In addition, it is engaged in the design, production and sale of electric motors geared toward the (OEM) original equipment market, and the design, production and sale of cable pressurization equipment sold to the telecommunications industry. It formerly manufactured machine tools and machine tool replacement parts. It continues to receive royalty income from machine tools and replacement parts as part payment for its sale of a subsidiary's assets. Continuing operations are conducted through five wholly-owned subsidiaries.

     Henry Gordy International, Inc. ("Gordy") was formed during the third
     -------------------------------
quarter of 1987 to conduct the business associated with certain assets purchased from Henry Gordy, Inc. and Gordy International, Inc.

     Gordy markets a line of "impulse" toys and watches through a national network of commissioned sales representatives together with its own sales staff. Its products are distributed directly or through wholesalers to a wide range of retail outlets including, but not limited to, toy stores, department stores, discount chains, drug stores and supermarkets.

     The majority of the merchandise is manufactured in the Far East to Gordy's specifications and shipped as required. No difficulties have been encountered in sourcing for the products, nor are any expected for the current year.

     Inventories are maintained against anticipated orders. Gordy believes that its practices relating to all working capital items, including its inventory practices, do not materially differ from those used by other companies in similar endeavors and comparable in size to Gordy.

     Gordy operates in a highly competitive market. It competes with many other companies, some of which have substantially greater resources and assets than Gordy.

     In February, 1994, Hi-Flier Inc., a newly formed subsidiary of SFM, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years. It is anticipated that this acquisition will strengthen the toy segment by providing product lines that compliment those of the Henry Gordy International Inc. subsidiary.

     The Howell Electric Motors Division ("Howell") is engaged in the
     -----------------------------------
manufacture and sale of alternating current, fractional and small integral motors ranging from 1/4 to 10 horsepower. Howell's product line consists of such specialty items as blower motors designed for use in air conditioning systems, flat-type motors used in floor scrubbing and polishing machines, and motor pump assemblies used in food machinery products and a variety of other applications. In recent years, a substantial portion of Howell's sales have been to the floor care service industry and the food machinery industry, and have been effected through Howell's own marketing personnel and several independent sales representatives working on a commission basis.

     The principal raw materials used by Howell are steel, copper, aluminum and grey-iron or aluminum casting, all of which are purchased from various suppliers on a competitive basis. During the period covered by this report, Howell experienced no significant difficulty in obtaining these raw materials, and, barring some presently unforeseen event, Howell does not expect to encounter any difficulties in obtaining such supplies during the current year.

     Raw material inventories for Howell are maintained largely against known requirements, i.e., they are held against firm orders, or, in the case of certain items with a variety of applications to Howell's products, are held against anticipated orders. Inventories of finished goods consist predominately of products ready for shipment. Howell believes that its practices relating to all working capital items, including its inventory practices, do not materially differ from those used by other companies in similar endeavors and comparable in size to Howell.

     Howell is in a highly competitive business, and believes that it is not a very significant factor. It competes with many other companies which have significantly greater assets and resources.

     In April, 1994, TX Systems Inc., a newly formed subsidiary of SFM, acquired the operating assets and businesses of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the Cable Pressurization and Monitoring Systems business. The TX Systems Inc. acquisition together with the activities of another newly formed subsidiary - TX Technology Corp. - broadened our operations in the capital goods segment, allowing us entry to the dynamic and rapidly growing telecommunications industry. The TX Companies operate the cable pressurization and monitoring system business.

     Effective May 1, 1993 the Company's wholly owned subsidiary Waterbury Headers Inc. ("WH") sold substantially all of its operating assets to Waterbury Headers Corp. ("WHC"), a corporation formed by a prior officer of the Company, in exchange for a promissory note of $275,000 with interest at 10% plus a right to receive a royalty on future sales. In addition SFM Corporation in exchange for an agreement not to compete with WHC obtained a promissory note of $250,000 with interest at 10%. Interest on both notes accrues as of May 1, 1993, with payments of accrued interest and principal commencing in April, 1998. Further information with respect to the transactions may be obtained by examining the Company's Form 8-K dated May 18, 1993 filed with the Securities and Exchange Commission, herein incorporated by reference.

     Material Customers.
     ------------------

     The registrant's business is not dependent to a material extent on any single customer or group of customers.

     Employees.
     ---------

     The registrant employs approximately 145 full-time employees, of whom approximately 63 are employed by Howell, 15 by TX Technology Corp., 65 by Gordy, and 2 for all other activities of the registrant combined.

Item 2.  Properties.
-------------------

     SFM Corp., the registrant's wholly owned subsidiary, owns a brick and masonry building in Plainfield, New Jersey containing approximately 120,000 square feet of manufacturing area and 10,000 square feet of office space, where the operations of Howell and Gordy are located. This facility is held by the registrant subject to a mortgage securing the registrant's line of credit. (See
Note 8 to the Consolidated Financial Statements page F-15).

     The registrant through subsidiaries currently leases 11,000 square feet of warehousing and office space in Randolph, New Jersey for its telecommunication operations. In addition the registrant leases office and/or showroom space in New York City, Dallas, Texas and Las Vegas, Nevada.

     On May 1, 1993 SFM sold substantially all the assets of its Waterbury Subsidiary. Waterbury leased a cement and cinderblock building located in Waterbury, Connecticut, which contained approximately 15,000 square feet of office and warehouse space.

     The registrant considers its facilities and the equipment contained therein adequate and suitable to meet its current and foreseeable requirements.

Item 3.  Legal Proceedings.
--------------------------

           None other than in the normal course of business

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

           Not applicable.


                                    Part II
                                    -------



Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters.
-------


     Principal Market:  American Stock Exchange
     ------------------------------------------

     Quarterly Price Information
     ---------------------------


                          1995                             1994
                          ----                             ----
                Class A           Class B          Class A       Class B
                -------           -------          -------       -------

            High     Low      High     Low      High    Low    High    Low
            ----     ---      ----     ---      ----    ---    ----    ---
First      26-7/8   12-3/8   25-3/4   12-1/8   2-1/8   1-5/8  2-1/8   1-5/8
Quarter

Second     22-3/4     14     20-3/4   14-1/8   2-3/4   1-3/4  2-3/4   1-3/4
Quarter

Third      20-7/8   10-1/2   18-1/2   10-1/2  10-1/2   2-1/8 10-1/2   2-1/8
Quarter

Fourth       12        5     11-3/8    4-1/2  34-7/8   7-1/2 33-7/8   7-1/2
Quarter

     Stockholders: As of March 15, 1996, there were approximately 1,100
     ------------                                                 -----
stockholders of record of Class A shares and 500 stockholders of record of Class
                                             ---
B shares.

     Dividend Information:  No dividends were paid in 1995 or 1994.
     --------------------

     The registrant's current ability to pay dividends is governed by provisions in a loan agreement with its principal bank. No cash dividend may be paid unless the registrant has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period. In addition, no dividend may be paid which would have the effect of reducing the Company's net worth below $4,000,000. While the restrictions do not currently prohibit the payment of a dividend, there is no present intention to make any dividend payments.



Item 6.  Selected Financial Data.
--------------------------------




Sales and Income                      1995         1994         1993        1992        (A)  1991
----------------                      ----         ----         ----        ----             ----
Net sales                         $30,522,000  $45,490,000  $18,037,000  $18,427,000    $21,162,000
Net Income                          2,330,000    2,682,000      611,000      509,000        422,000

Per Share Data (B)
--------------
   Net income                           $ .86        $ .99        $ .23        $ .19          $ .16
   Cash dividends declared                 --           --           --           --             --
   Book value                            3.99         3.13         2.14         1.91           1.72


Financial Position
------------------
  Current assets                  $13,591,000  $16,191,000   $6,518,000   $6,404,000     $7,003,000
  Total Assets                     15,418,000   17,640,000    7,972,000    7,615,000      8,840,000

  Current liabilities               4,372,000    8,857,000    1,869,000    2,316,000      3,919,000

  Current ratio                      3.1 to 1     1.8 to 1     3.5 to 1     2.8 to 1       1.8 to 1

  Working capital                   9,219,000    7,334,000    4,649,000    4,088,000      3,084,000
  Property and
   equipment, net                     998,000      710,000      622,000      789,000        998,000
  Long-term debt                        - 0 -        - 0 -        - 0 -        - 0 -        260,000
  Stockholders' equity             10,793,000    8,463,000    5,781,000    5,170,000      4,661,000

(A) 1991 does not reflect the results of the Seneca Falls Subsidiary sold in February, 1991 as of January 1, 1991.


(B) As adjusted for a four for one stock split effective October 21, 1994, Class A and Class B shares retroactively shown.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------


1995 Compared to 1994
---------------------

     Net sales in 1995 were $30,522,000 compared to $45,490,000 which was a decrease of $14,968,000. This year's sales represents 67% of the prior year sales. The Toy Segment's sales were $21,373,000 compared to $37,188,000 in 1994, a decrease of $15,815,000. The current year's sales represent 57% of the prior year sales. The Mechanical Equipment Group had total sales of $9,149,000 in 1995, compared to $8,302,000 in 1994, an increase of $847,000. The current year sales represent 110% of the prior year sales.

     Gross profits were $11,471,000 compared to last year's $16,982,000. The Toy Segment accounted for a $ 6,756,000 decrease in gross profit while the Mechanical Equipment Group accounted for the counterbalancing increase. Improved operating results in the Mechanical Equipment Group accounted for this difference.

     Selling and G&A expenses were $ 8,281,000, a decrease of $4,437,000 from $12,718,000 in 1994. The decrease in expenses directly relates to the substantial decreased sales volume in the Toy Segment.

     Operating profits of $3,190,000 were $1,074,000 less than the prior year's $4,264,000. The Toy Segment's operating profits decreased to $2,831,000 from $5,280,000 while the Mechanical Equipment Group sustained an operating profit of $943,000, an increase of $ 1,027,000 from 1994. Corporate and other operating expenses decreased to $584,000 from $932,000 last year.

     Interest expense increased slightly to $84,000 from $18,000 in the prior year. The amount of company borrowing was minimal during the year.

     The Company generated net income of $2,330,000 or $.86 per A & B share compared to net income of $2,682,000 or $.99 per share A & B share in 1994 as adjusted for a four for one split.

     The Company reported a deferred tax asset totaling $824,000 at December 31, 1995. Management believes this asset will be realized by taxable earnings in the future.

     Accrued expenses decreased substantially over the prior year. Royalties payable were $728,000 at year end compared to $1,490,000 at December 31, 1994 and commissions payable were $245,000 at year end compared to $468,000 at the end of the prior year. The large decrease in both of the categories relates to the large decrease in sales in the Toy Segment and the payments of the prior amounts payable during the year. The decrease in the accrual in payroll and related costs to $301,000 at December 31, 1995 from $955,000 in the prior year is due to salaries and bonuses disbursed or reclassified during the year.

     The Toy Segment's reduction in sales was attributable to reduced sales of licensed goods most particularly the Mighty Morphin Power Ranger line of products which during the year had reached a level of market maturity. The prior year's sales reflected an increase specifically due to a positive market condition, the continuation of which was not predictable. Management continues to review and add to its licensing structure based on new items in the market. The new management people added during the year have demonstrated an ability to positively impact on future operations. Management can make no prediction regarding the availabilty on new licenses or their acceptance in the market place.

     As described last year, for various reasons, namely the nature of the product sold, the economic climate and industry practices, management conservatively provided for returns or allowances relating to the products sold and delivered. During the year a portion of the provision was utilized. Management continues to reevaluate this situation in adequately reserving for possible occurrences of this nature.

     The Mechanical Equipment Group's results reflect the first full year of operations of the TX Technology business. Increases in sales volume and operating profit occurred in both the Howell and TX segments of the business. Management anticipates that the TX business will continue its growth in 1996 and Howell will sustain operations in 1996.


1994 Compared to 1993
---------------------

     Net sales in 1994 were $45,490,000 compared to $18,037,000 which was an increase of $27,453,000. Last year's sales represented 252% of the prior year sales. The Toy Segment's sales were $37,188,000 compared to $10,762,000 in 1993, an increase of $26,426,000. Last year's sales represent 346% of the prior year sales. The Mechanical Equipment Group had total sales of $8,302,000 in 1994, compared to $7,275,000 in 1993, an increase of $1,027,000. The last year's sales represented 114% of the prior year sales.

     Gross profits were $16,982,000 compared to the prior year's $5,114,000. The Toy Segment accounted for a $12,322,000 increase in gross profit while the Mechanical Equipment Group accounted for the counterbalancing decrease. Start up costs for the new acquisition accounted for this difference.

     Selling and G&A expenses were $12,718,000, an increase of $8,513,000 from $4,205,000 in 1993. The increase in expenses directly related to the substantial increased sales volume in the Toy Segment.

     Operating profits of $4,264,000 were $3,355,000 greater than the prior year's $909,000. The Toy Segment's operating profits increased to $5,280,000 from $528,000 while the Mechanical Equipment Group sustained an operating loss of $84,000, a decrease of $1,079,000 from 1993. Corporate and other operating expenses increased to $932,000 from $614,000 last year.

     Interest expense increased slightly to $18,000 from $17,000 in the prior year. The amount of company borrowing was minimal during the year.

     The Company generated net income of $2,682,000 or $.99 per A & B share compared to net income of $611,000 or $.23 per share in 1993 adjusted for a four for one split.

     The Company reported a deferred tax asset totaling $1,477,000 at December 31, 1994. Management believes this asset will be realized by taxable earnings in the future.

     Accrued expenses increased substantially over the prior year. Royalties payable were $1,490,000 at year end compared to $34,000 at December 31, 1993 and commissions payable were $468,000 at year end compared to $38,000 at the end of the prior year. The large increase in both of the categories relates to the large increase in sales in the Toy Segment and the related royalties and commissions payable on the sales. The increase in the accrual in payroll and related costs to $955,000 at December 31, 1994 from $300,000 in the prior year is due to salaries and bonuses not disbursed at year end.

     The Toy Segment's substantial sales increase was caused by various factors which included licenses well received by consumers. The addition of watches and bendable figures to its impulse line benefited operations. Also, the addition of new management people enhanced the overall operation. The Kite acquisition in February, 1994 has provided an additional customer base for all Toy Segment business as well as the existing kite business. Management is continually reviewing its license structure with the view to update and adjust same in light of continuing competition and the availability of new license properties. Management can make no prediction regarding the availability of future licenses or their acceptance by the consumer.

     In light of the substantial growth referred to in the Toy Segment, the nature of the products sold, the economic climate, and industry practices, Management has conservatively provided for returns or allowances relating to the products sold and delivered. As indicated, it is Management's intention to adequately reserve for possible occurrences of this nature.

     The Mechanical Equipment Group's results reflect the addition of the TX Technology business as of the end of April, 1994 with its related start up costs. While the Howell Electric Motors Division sales volume reduced slightly, the TX subsidiary more than compensated for the decline. Management anticipates that the TX business will surpass the 1994 levels and that Howell will sustain operations in 1995.

                       Liquidity and Sources of Capital.
                       --------------------------------



     During 1995 the Company utilized $2,720,000 of cash flows from operating activities compared to generating $7,773,000 in 1994 due in part to decreased income, payment of income taxes, accounts payable and a reduction of accounts receivable and other related assets.

     At the end of 1995 the Company had working capital of approximately $9,219,000 and a current ratio of 3.1:1. In addition, as described in the Notes to Consolidated Financial Statements, at year-end the Company had a Credit Agreement (the "Agreement") with a bank, pursuant to which the bank will provide a line of credit and letters of credit aggregating $5,000,000. The Company gave the bank a security interest in substantially all of its accounts receivable, inventories, machinery and equipment, land and building (See Note 8 to the Consolidated Financial Statements Page F-15). In February 1996, the bank extended the loan agreement until August, 1996. Management currently intends to negotiate a new credit agreement prior to August 31, 1996. The current rate of interest charged by the bank is 3/4 of 1% over the prime rate. While at year end there was no borrowing on the credit facility there may be borrowings from time to time. In the event that there was a borrowing balance and the Company's bank demanded repayment in full of its revolving credit loan due August 31, 1996, which is considered unlikely, the Company would have options to seek to borrow elsewhere against its receivables or other assets, arrange to collect its receivables early or reach a loan work-out agreement with the Bank. At year-end, unused credit under this line amounted to the facility line of $5,000,000. The Company considers this line to be more than adequate to handle its current operating capital needs.

     The Company has no present plans that will require material capital expenditures for any of the Company's businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations or borrowing under the credit line.

     The Company believes the effects of inflation will not have a material effect on its future operations.


Item 8.  Financial Statements.
-----------------------------

     The financial statements required by this item may be found beginning with the index page on page F-1 immediately following the signature page.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
      Financial Disclosure.
      --------------------

    None

                                   Part III
                                   --------

     In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those sections, to the extent applicable, has been included in the registrant's Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995. The Proxy Statement is herein incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Item 11.  Executive Compensation.
--------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------



                                    Part IV
                                    -------

Item 14.  Exhibits, Schedules to Financial Statements and Reports
-----------------------------------------------------------------
          on Form 8-K.
          -----------

     (a)  Schedules to Financial Statements
          ---------------------------------

         See Schedules to Financial Statements immediately following conclusion of the Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K
          -------------------

          Not applicable.

                                  SIGNATURES
                                  ----------



/s/ JERRY FISHMAN                                EXX INC
-------------------------------
Jerry Fishman, Director


/s/ NORMAN H. PERLMUTTER                         /s/ DAVID A SEGAL
-------------------------------                  ---------------------
Norman H. Perlmutter, Director                   David A. Segal
                                                 Chairman of the Board
                                                 Chief Executive Officer
/s/ FREDERIC REMINGTON
-------------------------------
Frederic Remington, Director


/s/ DAVID A. SEGAL
-------------------------------
David A. Segal, Director

                                                        Dated:  March 28, 1996

EXX INC AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES (ITEMS 8 AND 14(a))

================================================================================

                                                                 Page No.

(1)  Financial Statements

     Independent Auditors' Report                                 F-2 - 3

     Consolidated Financial Statements
      Balance Sheets
      December 31, 1995 and 1994                                      F-4

      Statements of Income
      Years Ended December 31, 1995, 1994 and 1993                    F-5

      Statements of Changes in Stockholders' Equity
      Years Ended December 31, 1995, 1994 and 1993                    F-6

      Statements of Cash Flows
      Years Ended December 31, 1995, 1994 and 1993                F-7 - 8

      Notes to Consolidated Financial Statements                 F-9 - 23

(2)  Financial Statement Schedules
      VIII - Valuation and Qualifying Accounts and Reserves           S-1


OTHER SCHEDULES ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED OR BECAUSE THE REQUIRED INFORMATION IS GIVEN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of EXX INC


We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended, and the supporting schedules listed in the index at Item 14(a)(1) and (2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXX INC and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, and the supporting schedules present fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.



                                                ROTHSTEIN, KASS & COMPANY, P.C.


Roseland, New Jersey
February 28, 1996

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of EXX Inc
(Formerly SFM Corporation)


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of SFM Corporation and subsidiaries for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SFM Corporation and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



                                                            WEBER, LIPSHIE & CO.



Roseland, New Jersey
February 22, 1994

EXX INC AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

================================================================================
December 31,                                              1995          1994
--------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                         $ 4,728,000   $ 5,640,000
  Short-term investments                                989,000     3,256,000
  Accounts receivable, less allowances of
   $994,000 in 1995 and $3,029,000 in 1994            2,232,000     1,560,000
  Inventories                                         3,901,000     3,786,000
  Other current assets                                  917,000       521,000
  Deferred income taxes                                 824,000     1,477,000
                                                    -------------------------
      Total current assets                           13,591,000    16,240,000
Property and equipment, less accumulated
  depreciation and amortization                         998,000       710,000

Other assets                                            829,000       690,000
                                                    -------------------------
                                                    $ 15,418,00   $17,640,000
                                                    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and other current liabilities    $ 3,329,000   $ 5,681,000
  Note payable, officer                               1,043,000       351,000

  Income taxes payable                                              2,942,000
                                                    -------------------------
     Total current liabilities                        4,372,000     8,974,000
                                                    -------------------------

Deferred income taxes                                   253,000       203,000

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, Class A, $.01 par value,
   authorized 25,000,000 shares,
   issued 2,787,318 shares                               28,000        28,000
  Common stock, Class B, $.01 par value,
   authorized 1,000,000 shares
   issued 929,106 shares                                  9,000         9,000
  Capital in excess of par value                      3,993,000     3,993,000
  Retained earnings                                   7,660,000     5,330,000
  Less treasury stock, 756,276 shares of Class A
   common stock and 252,092 shares of Class B
   common stock, at cost                               (897,000)     (897,000)
                                                    -------------------------
     Total stockholders' equity                      10,793,000     8,463,000
                                                    -------------------------
                                                    $15,418,000   $17,640,000
                                                    =========================

See accompanying notes to cosolidated financial statements.
----------------------------------------------------------

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

================================================================================
Years Ended December 31,                    1995          1994          1993
--------------------------------------------------------------------------------

Net sales                               $30,522,000   $45,490,000   $18,037,000

Cost of sales                            19,051,000    28,508,000    12,923,000
                                        ----------------------------------------
Gross profit                             11,471,000    16,982,000     5,114,000

Selling, general and
 administrative expenses                  8,281,000    12,718,000     4,205,000
                                        ----------------------------------------

Operating income                          3,190,000     4,264,000       909,000

Interest expense                            (84,000)      (18,000)      (17,000)

Interest income                             336,000       156,000        79,000

Other income                                 88,000        50,000        19,000
                                        ----------------------------------------

Income before income taxes and
 cumulative effect of change in
 accounting principle                     3,530,000     4,452,000       990,000

Income taxes                              1,200,000     1,770,000       401,000
                                        ----------------------------------------

Income before cumulative effect
 of change in accounting principle        2,330,000     2,682,000       589,000

Cumulative effect on prior years
 of adopting change in method of
 accounting for income taxes                                             22,000
                                        ----------------------------------------

Net income                              $ 2,330,000   $ 2,682,000   $   611,000
                                        ========================================


Income per common share before
 cumulative effect                      $       .86   $       .99   $       .22

Cumulative effect on prior years
 of adopting change in method of
 accounting for income taxes                                                .01
                                        ----------------------------------------

Income per common share                 $       .86    $      .99   $       .23
                                        ========================================

Weighted average number of common
 shares outstanding                       2,708,000     2,708,000     2,708,000
                                        ========================================

See accompanying notes to consolidated financial statements.
-----------------------------------------------------------

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================
Years Ended December 31, 1995, 1994, and 1993
--------------------------------------------------------------------------------


                                                  Capital in
                               Common Stock       Excess of   Retained     Treasury
                           Class A      Class B   Par Value    Earnings     Stock        Total

Balance,
 January 1, 1993           $28,000     $9,000    $3,993,000   $2,037,000  $(897,000)  $ 5,170,000

  Net income                                                     611,000                  611,000
                          -----------------------------------------------------------------------
Balance,
 December 31, 1993          28,000      9,000     3,993,000    2,648,000   (897,000)    5,781,000

  Net income                                                   2,682,000                2,682,000
                          -----------------------------------------------------------------------
Balance,
 December 31, 1994          28,000      9,000     3,993,000    5,330,000   (897,000)    8,463,000

  Net income                                                   2,330,000                2,330,000
                          -----------------------------------------------------------------------
Balance,
 December 31, 1995         $28,000     $9,000    $3,993,000   $7,660,000  $(897,000)  $10,793,000
                          =======================================================================

See accompanying notes to consolidated financial statements.
-----------------------------------------------------------

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

=====================================================================================================
Years Ended December 31,                                           1995          1994         1993
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income                                                    $ 2,330,000   $ 2,682,000   $  611,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                                    291,000       214,000      219,000
   Amortization of intangibles                                     248,000       120,000      162,000
   Deferred income taxes                                           703,000    (1,310,000)      36,000
   Provision for bad debts                                          13,000       377,000       96,000
   Other                                                           (74,000)      (70,000)     (67,000)
   Increase (decrease) in cash attributable to changes in
    assets and liabilities:
    Accounts receivable                                           (685,000)      529,000      437,000
    Inventories                                                   (115,000)   (1,448,000)       5,000
    Other current assets                                          (383,000)     (218,000)      23,000
    Other assets                                                  (446,000)      (41,000)     (56,000)
    Accounts payable and other current liabilities              (1,660,000)    4,184,000      458,000
    Income taxes payable                                        (2,942,000)    2,854,000     (134,000)
                                                              ---------------------------------------
Net cash provided by (used in) operating activities             (2,720,000)    7,773,000    1,790,000
                                                              ---------------------------------------
Cash flows from investing activities
    Purchases of property and equipment                           (579,000)     (302,000)    (122,000)
    Proceeds from maturities of short-term investments, net      2,267,000
    Purchase of short-term investments                                        (3,256,000)
    Proceeds from notes receivable                                 120,000       122,000      110,000
                                                              ---------------------------------------

Net cash provided by (used in) investing activities              1,808,000    (3,436,000)     (12,000)
                                                              ---------------------------------------
Net cash used in financing activities, net
 repayments under line of credit agreement                                                   (950,000)
                                                              ---------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                                 (912,000)    4,337,000      828,000

Cash and cash equivalents, beginning of year                     5,640,000     1,303,000      475,000
                                                              ---------------------------------------
Cash and cash equivalents, end of year                         $ 4,728,000   $ 5,640,000   $1,303,000
                                                              =======================================


See accompanying notes to consolidated financial statements.
-----------------------------------------------------------

EXX INC AND SUBSIDIARIES

=========================================================================================
Years Ended December 31,                                1995         1994          1993
------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow
 information, cash paid during the years for:
  Interest                                          $    7,000    $   18,000    $   25,000
                                                    ======================================

  Income taxes                                      $3,193,000    $  206,000    $  460,000
                                                    ======================================


Supplemental schedules of noncash investing and
 financing activities
  Accrued officer's salary reclassified
   to note payable, officer                         $  692,000    $  351,000    $      -
                                                    ======================================

  Notes received in connection with
   sale of business                                 $      -      $       -     $  525,000
                                                    ======================================




See accompanying notes to consolidated financial statements.
-----------------------------------------------------------

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

1.  Business and organization  Line of Business
                               ----------------
                               EXX Inc and Subsidiaries (collectively the
                               Company) operate primarily in the toy and electro mechanical industries. Operations in the toy industry involve the design, production and distribution of consumer goods in the form of impulse toys, watches and kites, which are primarily imported from the Far East. Operations in the electro mechanical equipment industry primarily involve the design, production and sale of capital goods, such as electric motors and cable pressurization equipment, for the telecommunications industry. The Company's electro mechanical products are incorporated into customers' products or are used to maintain customers' equipment.


2.  Summary of significant
     accounting policies       Reorganization
                               --------------
                               In October 1994, the stockholders of SFM
                               Corporation (SFM) approved a plan of
                               reorganization, whereby SFM was merged, on a tax-free basis, into a subsidiary of EXX Inc.
                               Simultaneous with this merger, each share of common stock of SFM was converted into three shares of EXX Inc Class A common stock and one share of EXX Inc Class B common stock. The EXX
                               Inc stock was substantially identical to the former SFM stock in rights and privileges, except that holders of Class B common stock have the right to elect two-thirds or the next higher rounded number of directors and the holders of the Class A common stock have the right to elect the remaining directors of the Company. This merger has been accounted for in a manner similar to a pooling of interests.

                               Principles of Consolidation
                               ---------------------------
                               The consolidated financial statements include the accounts of EXX Inc and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

EXX INC AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

2.  Summary of significant
     accounting policies
     (continued)               Cash and Cash Equivalents
                               -------------------------
                               The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1995, balances of cash at financial institutions exceeded the federally insured limit of $100,000. These balances fluctuate greatly and often exceed $100,000 during the year. Management regularly monitors the financial condition of the financial institution, along with their balances in cash and cash equivalents, and attempts to keep this potential risk to a minimum.

                               Short-Term Investments
                               ----------------------
                               Short-term investments have maturities of less than one year. These investments are readily convertible into cash and are stated at cost plus accrued interest, which approximates market value.

                               Fair Value of Financial Instruments
                               -----------------------------------
                               The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate the carrying amounts presented in the balance sheets.

                               Inventories
                               -----------
                               Certain inventories are valued at the lower of cost, on the last-in, first-out ("LIFO") method, or market. The remainder of the inventories are valued at the lower of cost, on the first-in, first out ("FIFO") method, or market.

                               Impairment of Long-Lived Assets
                               -------------------------------
                               The Company periodically assesses the
                               recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.  Summary of significant
     accounting policies
     (continued)               Property and Equipment
                               ----------------------

                               Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets as follows:

                                 Building and improvements        10 - 50 years
                                 Machinery and equipment           3 - 20 years

                               Maintenance and repairs are charged to
                               operations, while betterments and improvements are capitalized. The cost of property sold or otherwise disposed of, and the accumulated depreciation thereon, are eliminated from the property and the related accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

                               Income Taxes
                               ------------

                               The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, and based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The cumulative effect of adopting this change in accounting principle is reflected in the 1993 statement of income.

                               Other Assets
                               ------------

                               Other assets include intangible assets which are being amortized over their estimated useful lives of seven years on the straight-line method.

                               Income Per Common Share
                               -----------------------

                               Income per common share is based on the weighted average number of common shares outstanding during each year, after giving effect to the reorganization.

EXX INC AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


2.  Summary of significant
     accounting policies
     (continued)               Use of Estimates
                               ----------------
                               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, allowance for sales returns, inventory obsolescence, depreciation and amortization, taxes and contingencies.

                               Reclassifications
                               -----------------

                               Certain reclassifications have been made to prior years financial statements in order to conform to current year presentation.


3. Acquisitions                In February 1994, the Company purchased certain
                               assets of, and began operating, the kite manufacturing and distribution business of Hi-
                               Flier Manufacturing Co.

                               In April 1994, the Company purchased the business and certain assets of TX Technologies, Inc., a manufacturer and distributor of cable pressurizers and monitors, for $900,000.

                               These acquisitions were accounted for as purchases and the purchase price of the assets acquired was allocated on the basis of the relative fair market value of the net assets acquired.

EXX INC AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS


================================================================================
3. Acquisitions (continued)    The following unaudited pro forma combined
                               statement of income for 1994 gives effect to the acquisition of TX Technologies, Inc. (the
                               Hi-Flier transaction was not deemed to be material) as if it had occurred on January 1, 1994:

                                 Net sales                         $45,963,000
                                 Cost of sales                      28,745,000
                                                                   -----------
                                 Gross margin                       17,218,000
                                 Selling, general and
                                  administrative expenses           12,848,000
                                                                   -----------
                                 Operating income                    4,370,000
                                 Interest expense                      (33,000)
                                 Other income                          206,000

                                 Income before income taxes          4,543,000
                                 Income taxes                        1,770,000
                                                                   -----------
                                 Net income                        $ 2,773,000
                                                                   ===========
                                 Income per common share           $      1.02
                                                                   ===========

                                 Weighted average number of
                                  common shares outstanding          2,708,000
                                                                   ===========


4. Inventories                 Inventories consist of the following
                               at December 31, 1995 and 1994:


                                                    1995            1994
                               Raw materials     $  622,000      $  729,000
                               Work-in-process      162,000         174,000
                               Finished goods     3,117,000       2,883,000
                                                 --------------------------
                                                 $3,901,000      $3,786,000
                                                 ==========================

                               Inventories stated on the LIFO method amounted to $339,000, $396,000, and $464,000 at December 31,
                               1995, 1994 and 1993, respectively, which amounts are below replacement cost by approximately $336,000, $300,000 and $292,000, respectively.

EXX INC AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS

================================================================================


4. Inventories (continued)     During 1995, 1994 and 1993, net income was not
                               materially effected as a result of using the LIFO method.

5. Property and equipment      Property and equipment consists of the following
                               at December 31, 1995 and 1994:



                                               1995                         1994

                                Land                      $   35,000  $   35,000
                                Buildings and improvements 1,151,000   1,151,000
                                Machinery and equipment    5,282,000   4,703,000
                                                          ----------------------
                                                           6,468,000   5,889,000
                                Less accumulated
                                 depreciation              5,470,000   5,179,000
                                                          ----------------------
                                                          $  998,000  $  710,000
                                                          ======================



6. Other assets                Other assets consist of the following at December
                               31, 1995 and 1994:


                                                              1995       1994
                                 Note receivable, less
                                  current portion          $  512,000 $  571,000

                                 Other deferred costs, less
                                  accumulated amortization
                                  of $665,000 and $417,000    207,000     21,000

                                 Prepaid pension              110,000     83,000

                                 Other                                    15,000
                                                            --------------------
                                                            $829,000    $690,000
                                                            ====================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.  Accounts payable and other
     current liabilities       Accounts payable and other current liabilities
                               consist of the following at December 31, 1995 and 1994:

                                                             1995        1994
                                 Trade accounts payable   $1,531,000  $1,752,000
                                 Payroll and related costs   301,000     955,000
                                 Royalties payable           728,000   1,490,000
                                 Commissions payable         245,000     468,000
                                 Other                       524,000   1,016,000
                                                          ----------------------
                                                          $3,329,000  $5,681,000
                                                          ======================

8. Line of credit              Under the terms of a revolving credit agreement,
                               as amended, a bank provides the Company with a line of credit and a letter of credit facility aggregating $5,000,000. Loans under the agreement bear interest at 3/4% per annum in excess of the bank's base lending rate. The agreement matures in August 1996 and is collateralized by substantially all of the Company's trade accounts receivable, inventories, and property and equipment. At December 31, 1995 and 1994, there were no balances due.

                               The loan agreement imposes various financial covenants on the Company, including the maintenance of minimum net worth of $4,000,000, and limitations on capital expenditures, loans and advances, future borrowings, and the purchase of common stock for the treasury. In addition, no cash dividends may be paid unless the Company has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

9.  Income taxes               The provision for income taxes includes the
                               following:


                                                 1995         1994       1993
                                   Current:
                                    Federal   $  497,000  $ 2,551,000   $273,000
                                    State                     529,000     70,000
                                              ----------------------------------
                                                 497,000    3,080,000    343,000
                                   Deferred:
                                    Federal      703,000   (1,131,000)    45,000
                                    State                    (179,000)    13,000
                                              ----------------------------------
                                              $1,200,000  $ 1,770,000   $401,000
                                              ==================================

                               Subsequent to the corporate reorganization in 1994, substantially all of the Company's taxable income is generated in states with no state and local income taxes.

                               The difference between the applicable federal statutory income tax rate and the effective income tax rate is reconciled as follows:

                                                             1995   1994   1993
                               Tax at federal statutory rate 34.0%  34.0%  34.0%
                               State tax, net of Federal tax
                                benefit                              5.2    5.5
                               Other                                  .6    1.0

                               Effective income tax rate     34.0%  39.8%  40.5%
                                                             ==================

                               The tax effect of principal temporary differences at December 31, 1995 and 1994 are shown in the following table:

                                                             1995        1994
                                 Depreciation             $  53,000  $   10,000
                                 Accumulated DISC earnings (209,000)   (170,000)
                                 Allowance for returns      233,000   1,003,000
                                 Allowance for doubtful
                                  accounts                  164,000     160,000
                                 Basis in inventories        42,000      31,000
                                 Prepaid pension            (44,000)    (33,000)
                                 Vacation and salary
                                  accruals                  112,000     260,000
                                 Other                      220,000      13,000
                                                          ---------------------
                                                          $ 571,000  $1,274,000
                                                          =====================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================
9. Income taxes (continued)    Amounts for deferred income tax assets and
                               liabilities at December 31, 1995 and 1994 are as follows:


                                                              1995      1994
                                Deferred income tax asset $ 824,000  $1,477,000
                                Deferred income tax
                                 liability                 (253,000)   (203,000)
                                                          ---------------------
                                                          $ 571,000  $1,274,000
                                                          =====================

10.  Pension plans             The Company participates in two pension plans.
                               One plan covers hourly employees under union contracts and provides for defined contributions based on annual hours worked. Pension expense for these plans was $72,000 in 1995, $57,000 in 1994 and $29,000 in 1993.

                               The Company-sponsored plan is a noncontributory defined benefit pension plan. Benefits are based on years of service and the employees' highest five year average earnings. The Company's funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Effective January 1, 1988, the plan was curtailed through an amendment to freeze benefits and future participation.

                               Net pension expense for the Company-sponsored plan is as follows:

                                                      1995     1994     1993
                               Interest cost on
                                projected benefit
                                obligation          $ 74,000 $ 72,000  $ 71,000
                               Actual return on plan
                                assets               (50,000) (47,000)  (45,000)
                               Net amortization and
                                deferral              (2,000)  (8,000)   (7,000)
                                                    ---------------------------
                                                    $ 22,000 $ 17,000  $ 19,000
                                                    ===========================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================
10.  Pension plans
      (continued)              The following table sets forth the funded status
                               of the Company-sponsored plan and the amounts recognized by the Company in the consolidated balance sheets as of December 31, 1995 and 1994.



                                                            1995       1994
                               Actuarial present value of
                                accumulated benefit
                                obligation
                                including vested
                                benefits                  $ 958,000  $ 960,000
                                                          ====================
                               Actuarial present value
                                of projected
                                benefit obligation for
                                services rendered to date $(958,000) $(960,000)
                               Plan assets at fair value,
                                primarily unallocated
                                group annuity contracts     730,000    718,000
                                                          --------------------
                               Projected benefit
                                obligation in excess of
                                plan assets                (228,000)  (242,000)
                               Unrecognized loss            338,000    325,000
                                                          --------------------
                               Pension prepayment         $ 110,000  $  83,000
                                                          ====================

                               The discount rate and rate of increase in future compensation assumed in determining the actuarial present value of the projected benefit obligation is 8%. The expected long-term rate of return on assets is 10%.


11. Stock option plan          During 1994, the Company's Board of Directors
                               adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 1,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company. Options under the Plan may be incentive stock options, unqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. At December 31,
                               1995, 1,000 options have been granted under the Plan, which are exercisable at $14.50 per share.
                               These options expire in January 1998.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.  Commitments and
      contingencies            Leases
                               ------

                               The Company leases showroom and office facilities under noncancellable operating leases. The following is the aggregate future minimum rental payments, as of December 31, 1995, under these noncancelable operating leases:

                                    Year ending December 31
                                            1996                        $ 98,000
                                            1997                         114,000
                                            1998                         114,000
                                            1999                         114,000
                                            2000                          77,000
                                  Thereafter                              10,000
                                                                        --------
                                                                        $527,000
                                                                        ========

                               Rent expense for 1995, 1994 and 1993 amounted to $122,000, $129,000 and $106,000, respectively.
                               Rent expense, attributable to a lease with a related party, on a month to month basis, amounted to $15,000 in 1993.

                               Royalty Agreements
                               ------------------

                               The Company has licensing agreements relating to the sale of certain products, which expire through December 31, 1998. Under the terms of the agreements, the Company is required to pay royalties of 6% to 20% on the net sales of the related products. In addition, certain agreements require minimum guaranteed advance payments or payments over the life of the agreement. At December 31, 1995, minimum guaranteed royalty payments aggregate approximately $730,000 and prepaid royalties at December 31, 1995, which expire through December 31, 1998, aggregate $433,000.

                               Employment and Stock Repurchase Agreement
                               -----------------------------------------

                               The Company has an employment agreement with an officer, who is a principal stockholder, requiring the payment of a minimum annual salary of approximately $300,000, adjusted annually for increases in the consumer price index, plus a bonus based on earnings. Amounts earned under this contract from September 1993 through December 31, 1995 have been deferred in the form of a note payable to the officer. The note bears interest at 9% per annum and is due on February 22, 1996. The agreement expires in the year 2004 and is renewable for an additional five years unless written notice of non-renewal is given by either party within 90 days prior to its expiration.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12.  Commitments and
      contingencies
      (continued)              In addition, the agreement provides that the
                               principal stockholder can require the Company to purchase all of his common stock in the Company on the date his employment terminates, at the greater of fair market value or $10 per share
                               (see Note 8 as to limitations on the repurchase of common stock). At December 31, 1995, the stockholder beneficially owned 1,256,712 shares having an approximate fair market value of $6,542,000.

                               Consulting Agreement
                               --------------------

                               In 1993, the Company entered into a three year consulting agreement with a former officer of a subsidiary, for an annual fee of $50,000.


13.  Dependence upon key
      relationships            Approximately 27% and 51% of the Company's
                               revenues for the years ended December 31, 1995 and 1994 were attributable to agreements with a certain licensor. The agreements with this licensor expire through December 31, 1996.


14.  Description of business
      and industry segments    Selected segment and related information is
                               presented in the table below. Operating income is total revenues less operating expenses. In computing operating income, general corporate expenses, interest expense, certain other income and income taxes have been excluded. The LIFO method of valuing inventories of certain electro mechanical equipment decreased operating income for that segment by $22,000, $8,000 and $10,000 in 1995, 1994 and 1993, respectively.
                               Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

14.  Description of business
      and industry segments
      (continued)              Export revenues for the three years ended
                               December 31, 1995, 1994 and 1993 were
                               approximately $1,549,000, $1,276,000 and
                               $811,000, respectively.

                               Industry segment information for 1995, 1994 and 1993 is summarized as follows:

                                                                            Mechanical
                                                                  Toy       Equipment   Consolidated
                                 1995
                                  Sales                        $21,373,000  $9,149,000    $30,522,000
                                                               ======================================
                                  Operating income             $ 2,831,000  $  943,000    $ 3,774,000
                                                               =======================
                                  General corporate
                                   expenses                                                  (584,000)
                                  Interest expense                                            (84,000)
                                  Interest income                                             336,000
                                  Other income                                                 88,000
                                                                                          -----------
                                  Income before income
                                   taxes                                                  $ 3,530,000
                                                                                          ===========

                                  Identifiable assets     [A]  $ 6,044,000  $2,707,000    $ 8,751,000
                                                               ======================================
                                  Depreciation                 $   193,000  $   98,000    $   291,000
                                                               ======================================
                                  Capital expenditures         $   557,000  $   22,000    $   579,000
                                                               ======================================

                                 1994
                                  Sales                        $37,188,000  $8,302,000    $45,490,000
                                                               ======================================
                                  Operating income (loss)      $ 5,280,000  $  (84,000)   $ 5,196,000
                                                               =======================
                                  General corporate
                                   expenses                                                  (932,000)
                                  Interest expense                                            (18,000)
                                  Interest income                                             156,000
                                  Other income                                                 50,000
                                                                                          -----------
                                  Income before income
                                   taxes                                                  $ 4,452,000
                                                                                          ===========
                                  Identifiable assets     [A]  $ 5,607,000  $2,964,000    $ 8,571,000
                                                               ======================================
                                  Depreciation                 $    73,000  $  141,000    $   214,000
                                                               ======================================
                                  Capital expenditures         $   156,000     146,000    $   302,000
                                                               ======================================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

14. Description of business
     and industry segments
     (continued)

                                                                            Mechanical
                                                                  Toy       Equipment     Consolidated
                                 1993
                                  Sales                        $10,762,000  $7,275,000    $18,037,000
                                                               ======================================
                                  Operating income             $   528,000  $  995,000    $ 1,523,000
                                                               =======================
                                  General corporate
                                   expenses                                                  (614,000)
                                  Interest expense                                            (17,000)
                                  Interest income                                              79,000
                                  Other income                                                 19,000
                                                                                          -----------
                                  Income before income
                                   taxes                                                  $   990,000
                                                                                          -----------
                                  Identifiable assets     [A]  $ 4,150,000  $2,212,000    $ 6,362,000
                                                               ======================================
                                  Depreciation                 $   136,000  $   83,000    $   219,000
                                                               ======================================
                                  Capital expenditures         $   122,000                $   122,000
                                                               ======================================



                               [A] Excludes corporate assets of $6,207,000, $9,069,000 and $1,610,000 at December 31,
                                     1995, 1994 and 1993, respectively.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



15. Quarterly information
     (unaudited)                                                 Three Months Ended
                                                               March 31      June 30  September 30  December 31
                                  1995
                                   Net sales               $  7,507,000  $  8,902,000  $  7,761,000  $  6,352,000
                                   Gross profit               3,181,000     3,210,000     2,828,000    2,252,000
                                   Net income                   515,000       858,000       571,000      386,000
                                   Income per common
                                    share                         0.19          0.32          0.21         0.14

                                  1994
                                   Net sales               $  5,984,000  $11,665,000   $14,015,000  $13,826,000
                                   Gross profit               1,773,000    2,454,000     3,491,000    9,264,000  (b)
                                   Net income                   164,000      407,000       860,000    1,251,000
                                   Income per common
                                    share               (a)        0.06         0.15          0.32         0.46



                               (a) Reflects the reorganization of SFM
                                   Corporation into EXX Inc and the four for one stock split effective October 21, 1994.

                               (b) Includes the effect of a reclassification of
                                   approximately $3,900,000 of royalties to general and administrative expenses.

EXX INC AND SUBSIDIARIES

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

================================================================================



   Column A                                                Column B        Column C         Column D          Column E

                                                          Balance at      Additions -      Deductions         Balance
                                                           Beginning       Charged            From             at End
   Description                                             of Period       to Income        Reserves         of Period
1995
 Reserve for bad debts and allowances                   $    454,000    $     13,000    $     56,000   [A]  $  411,000
                                                        ==============================================================
 Reserve for sales returns and other allowances         $  2,575,000    $               $  1,992,000        $  583,000
                                                        ==============================================================
 Reserve for disposition of inventories                 $    554,000    $               $    343,000        $  211,000
                                                        ==============================================================

1994
  Reserve for bad debts and allowances                  $    205,000    $     393,000   $    144,000 [A]    $  454,000
                                                        ==============================================================
  Reserve for sales returns and other allowances        $          0    $   2,905,000   $    330,000        $2,575,000
                                                        ==============================================================

  Reserve for disposition of inventories                $    107,000    $     554,000   $    107,000        $  554,000
                                                        ==============================================================

1993
  Reserve for bad debts and allowances                  $    189,000    $      96,000   $     80,000  [A]   $  205,000
                                                        ==============================================================

  Reserve for disposition of inventories                $    107,000                                        $  107,000
                                                        ==============================================================


[A]  Including recoveries.
