Form 10-Q
period 1996-03-31
EXX INC/NV/
filed 1996-05-14
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ----  Exchange Act of 1934

For the quarterly period ended  March 31, 1996 or
                               ---------------

        Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

For the transition period from_________________to______________________

 Commission file number          1-5654
                        ----------------------------------------------

                                    EXX INC
    ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Nevada                                                88-0325271
- -------------------------------          ----------------------------------
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                    Identification No.)



1350 East Flamingo Road, Suite 689, Las Vegas, Nevada         89119-5263
- -------------------------------------------------------------------------
  (Address of Principal Executive Offices)                  (Zip Code)


                                (702) 598-3223
- -------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code



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

Yes   X     No_____
   -------


Number of shares of common stock outstanding as of March 31, 1996:
2,031,042 Class A Shares and  677,014  Class B Shares.
- ---------                     --------

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
- -------   --------------------

A. Balance Sheets

ASSETS                              March 31, 1996   December 31, 1995
- ----------------------------------  ---------------  ------------------
                                      (unaudited)        (audited)
CURRENT ASSETS:
- ---------------
 Cash and cash equivalents              $3,146,000         $ 4,728,000
 Short term investments                  1,449,000             989,000
 Accounts receivable, less
  allowances of 1,130,000
  and $994,000                           1,755,000           2,232,000

Inventories, at lower of cost or
 market:

Raw materials                              649,000             622,000
Work in process                            174,000             162,000
Finished goods                           2,833,000           3,117,000
                                       -----------         -----------
                                         3,656,000           3,901,000

Other current assets                     1,255,000             917,000
Deferred income taxes                      824,000             824,000
                                       -----------         -----------
      TOTAL CURRENT ASSETS              12,085,000          13,591,000

Property, plant and equipment,
  at cost:

Land                                        35,000              35,000
Buildings and improvements               1,213,000           1,151,000
Machinery and equipment                  5,362,000           5,282,000
                                       -----------         -----------
                                         6,610,000           6,468,000

Less accumulated depreciation
 and amortization                       (5,541,000)         (5,470,000)
                                       -----------         -----------
                                         1,069,000             998,000

Other assets                               876,000             829,000
                                       -----------         -----------

TOTALS                                 $14,030,000         $15,418,000
                                       ===========         ===========

See Notes to Financial Statements

LIABILITIES                        March 31, 1996   December 31, 1995
- ---------------------------------  ---------------  ------------------
                                     (unaudited)        (audited)
       CURRENT LIABILITIES:
       --------------------

Accounts payable and other
  current liabilities                 $ 3,569,000         $ 3,329,000

Note payable officer                          ---           1,043,000
                                      -----------        ------------

      TOTAL CURRENT LIABILITIES         3,569,000           4,372,000
                                      -----------        ------------

Deferred income taxes                     253,000             253,000
                                      -----------        ------------

STOCKHOLDERS' EQUITY
- --------------------

Preferred stock, $.01 par value;
 Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
 Authorized 25,000,000 shares;
 2,787,318 shares issued                   28,000              28,000
Common stock, Class B $.01 par value,
 Authorized 1,000,000 shares;
 929,106 shares issued                      9,000               9,000

Capital in excess of par value          3,993,000           3,993,000

Retained earnings                       7,075,000           7,660,000

Less treasury stock at cost:
 756,276 shares of Class A
 Common stock & 252,092 shares of
 Class B Common stock                    (897,000)           (897,000)
                                      -----------         -----------


TOTAL STOCKHOLDERS'S EQUITY            10,208,000          10,793,000
                                      -----------         -----------

TOTALS                                $14,030,000         $15,418,000
                                      ===========         ===========


See Notes to Financial Statements

B.   Statements of Income


                                  For the Three-Month Period Ended
                                  --------------------------------

                                  March 31, 1996   March 31, 1995
                                  --------------   --------------
Net sales                             $4,735,000       $7,507,000

Cost of sales                          3,688,000        4,326,000
                                      ----------       ----------

Gross profit                           1,047,000        3,181,000

Selling, general
and administrative
expenses                               1,996,000        2,475,000
                                      ----------       ----------

Operating profit (loss)                 (949,000)         706,000

Interest expense                          25,000              ---

Other income                              87,000          119,000
                                      ----------       ----------

Income (loss) before provision
 for income taxes                       (887,000)         825,000

Provision (credit) for
income taxes                            (302,000)         310,000
                                      ----------       ----------

Net income (loss)                    $  (585,000)     $   515,000
                                     ===========      ===========



Income (loss) per
common share:                             $ (.22)          $  .19
                                       =========        =========


See Notes to Financial Statements

C.    Statements of Cash Flow

                                         For the Three-Month Period Ended
                                         ---------------------------------
                                         March 31, 1996    March 31, 1995
                                         ---------------  ----------------
Operating activities:
Net income (loss)                           $  (585,000)      $   515,000
Adjustments to reconcile net
 income (loss) to net cash provided
 by (used in)operating activities:
Depreciation                                      71,000           49,000
Amortization of intangibles                       58,000           69,000
Deferred income taxes                                ---              ---
Provision for bad debts                          136,000              ---
Increase (decrease) in cash
  attributable to changes in
  assets and liabilities:
   Accounts receivable                           341,000          680,000
   Inventories                                   245,000         (971,000)
   Other current assets                         (338,000)      (1,577,000)
   Other assets                                 ( 79,000)        (286,000)
   Accounts payable and other
     current liabilities                        (803,000)         113,000
   Income taxes payable                              ---       (2,673,000)
                                              ----------      -----------

Net cash provided by (used in)
 operating activities                           (954,000)      (4,081,000)
                                              ----------      -----------

Cash flows from investing activities:
Purchase of property
 and equipment                                  (142,000)             ---
Proceeds from maturities of
  short-term investments, net                        ---          627,000
Purchase of short-term
  investments                                   (460,000)             ---
Proceeds from notes receivable                   (26,000)          74,000
                                              ----------      -----------

Net cash provided by (used in)
 investing activities                           (628,000)         701,000
                                              ----------      -----------
Net cash used in financing
  activities,                                        ---              ---
                                              ----------      -----------
Net increase (decrease) in cash
and cash equivalents                          (1,582,000)      (3,380,000)

Cash and cash equivalents,
 beginning of period                           4,728,000        5,640,000
                                              ----------      -----------
Cash and cash equivalents,
 end of period                                $3,146,000      $ 2,260,000
                                              ----------      -----------

See Notes to Financial Statements

                                    For the Three-Month Period Ended
                                    --------------------------------
                                    March 31, 1996    March 31. 1995
                                    --------------    --------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



  Cash Paid during the year for:
    Interest                                 25,000           ---
    Income taxes                                ---     3,199,747



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                            NONE



See Notes to Financial Statements

D. Notes to Financial Statements


Note 1:  The unaudited financial statements as of March 31, 1996 and for the
- ------
comparative three months ending 1996 and 1995 reflect all adjustments which are in the opinion of management necessary for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:  In October 1994, the stockholders of SFM Corporation (SFM) approved a
- ------
plan of reorganization whereby SFM was merged on a tax-free basis into a subsidiary of EXX INC. Simultaneous with this merger, each share of common stock of SFM was converted into three shares of EXX INC Class A common stock and one share of EXX INC Class B common stock. The EXX INC stock is substantially identical to the former SFM stock in rights and privileges, except that the stockholders of the outstanding shares of Class B common stock have the right to elect two-thirds or the next rounded number of Directors in excess of two-thirds if the number of Directors is not divisible by three and the stockholders of the outstanding shares of the Class A common stock have the right to elect the remaining Directors of the Company. This merger has been accounted for in a manner similar to a pooling of interests.

Note 3:     Note Payable
- ------      ------------

         As of March 31, 1996 there was no bank debt.

         Under the terms of a revolving credit agreement, as amended and extended to August 31, 1996, a bank provides the Company with a line of credit and a letter of credit facility for loans and/or letters of credit aggregating up to $5,000,000 at a rate of 3/4 of 1% over prime.

         The line of credit is collateralized by substantially all of the Company's trade accounts receivable, inventories and property and equipment.

         The loan agreement imposes various restrictions on the Company including the maintenance of minimum net worth of $4,000,000 at the end of any quarter, and limitations on: capital expenditures, loans and advances, future borrowings, payment of dividends, and a limit on the purchase of common stock for the treasury. In addition to any other limitations imposed by the loan agreement covenants, no cash dividend may be paid unless the Company has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period. At March 31, 1996, there were no financial or ratio restrictions on the Company's capital.

         The company expects the current revolving credit agreement to be renewed on substantially the same terms and conditions.

Note 4: Computation of income per common share for the comparative three months
- ------
period ended March 31, 1996 and March 31, 1995, was based on 2,708,056 common shares and 2,708,056 common shares outstanding, being the average number of shares outstanding during the respective periods adjusted for the stock split effective in October 1994. See Note 2.

ITEM 2. Management's Discussion and Analysis of Financial Condition and
- ------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

        A. Results of Operations
           ---------------------

        Sales for the first quarter of 1996 were $4,735,000 compared to $7,507,000 in 1995, a 37% decrease. The Mechanical Equipment Group had total sales of $2,609,000, which was 1% less than the prior year's $2,633,000. The Toy Segment reflected a sales decrease of 56% to $2,126,000 from $4,874,000 in 1995.

          First quarter 1996 Toy Segment sales decreased as a result of the small contribution of the Mighty Morphin Power Rangers products this quarter, which had been reported previously. Management continues to work on new product lines and new licenses, in order to increase sales and hopefully increase the bottom line. Management believes the trend of reduced sales and losses in the Toy Segment will continue into the second quarter and possibly beyond.

          The first quarter results of the Mechanical Equipment Group are comparable to the prior year's quarter. Small increases in the Howell Motors Division were counterbalanced by comparable reductions in the telecommunication business. Management expects the results to be consistent for the year.

          Operating losses were $949,000 compared to profits of $706,000 during the first quarter of 1995. The operating losses reflect the Toy Segment's decline during this period.

          Interest expense was $25,000 compared to $ - 0 - the same period last year. There was no bank debt in the first quarter of the current year.

          Net loss for the first quarter was $585,000 or 22 cents per share, compared to net income of $515,000 or 19 cents per share in the comparable period of 1995.

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

          B. Liquidity and Capital Resources
              -------------------------------

          At March 31, 1996 the Registrant had working capital of approximately $8,516,000 and a current ratio of 3.4 to 1. In addition, as described in Notes to Financial Statements, the Registrant has a credit agreement with a Bank pursuant to which the bank will provide a line of credit and letters of credit aggregating $5,000,000 at an interest rate of 3/4 of 1% above prime. At March 31, 1996, there was no outstanding debit under this facility. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.

           The line of credit expires on August 31, 1996.



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


Date:  May 14, 1996