Form 10-Q
period 1996-06-30
EXX INC/NV/
filed 1996-08-09
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---    Exchange Act of 1934


For the quarterly period ended June 30, 1996 or
                               -------------

          Transition report pursuant to Section 13 or 15(d) of the Securities
- -------   Exchange Act of 1934

For the transition period from             to
                              -------------  -----------------------------------
    Commission file number           1-5654
                           -----------------------------------------------------

                                    EXX INC
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

      Nevada                                        88-0325271
- -----------------------------------              -------------------------------
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                      Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada          89119-5263
- -------------------------------------------------------------------------------
 (Address or Principal Executive Offices)                 (Zip Code)


                                (702) 598-3223
- --------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



                                     NONE
- --------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
   Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   NO
    -----   -----

Number of shares of common stock outstanding as of June 30, 1996:
2,031,042 Class A Shares and 677,014 Class B Shares.
- ---------                    -------

PART 1.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
- ------       --------------------
A. Balance Sheets


   ASSETS                               June 30, 1996      December 31, 1995
   ------                               -------------      -----------------
                                         (unaudited)            (audited)
CURRENT ASSETS:
 Cash and cash equivalents                $ 2,996,000              4,728,000
 Short term investments                     1,467,000                989,000
 Accounts receivable, less
  allowances of $1,059,000
  and $994,000                              1,506,000              2,232,000

Inventories, at lower of cost or
  market:

Raw materials                                 651,000                622,000
Work in process                               143,000                162,000
Finished goods                              2,742,000              3,117,000
                                          -----------            -----------
                                            3,536,000              3,901,000

Other current assets                        1,440,000                917,000
Deferred income taxes                         824,000                824,000
                                          -----------            -----------

    TOTAL CURRENT ASSETS                   11,769,000             13,591,000

Property, plant and equipment,
 at cost:

Land                                           35,000                 35,000
Buildings and improvements                  1,213,000              1,151,000
Machinery and equipment                     5,422,000              5,282,000
                                          -----------            -----------

                                            6,670,000              6,468,000

Less accumulated depreciation
 and amortization                          (5,613,000)            (5,470,000)
                                          -----------            -----------
                                            1,057,000                998,000

Other assets                                  872,000                829,000
                                          -----------            -----------

TOTALS                                    $13,698,000            $15,418,000
                                          ===========            ===========

See Notes to Financial Statements      2


LIABILITIES                                 June 30, 1996   December 31, 1995
- -----------                                 -------------   -----------------
                                              (unaudited)        (audited)

CURRENT LIABILITIES:

Accounts payable and other
  current liabilities                       $   3,574,000   $   3,329,000

Note payable officer                                  ---       1,043,000
                                            -------------   -------------

     TOTAL CURRENT LIABILITIES                  3,574,000       4,372,000
                                            -------------   -------------

Deferred income taxes                             253,000         253,000
                                            -------------   -------------

STOCKHOLDERS' EQUITY
- --------------------

Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  2,787,318 shares issued                          28,000          28,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  929,106 shares issued                             9,000           9,000

Capital in excess of par value                  3,993,000       3,993,000

Retained earnings                               6,738,000       7,660,000

Less treasury stock at cost:
756,276 shares of Class A Common stock &
252,092 shares of Class B Common stock           (897,000)       (897,000)
                                            -------------   -------------

TOTAL STOCKHOLDERS' EQUITY                      9,871,000      10,793,000
                                            -------------   -------------

TOTALS                                      $  13,698,000   $  15,418,000
                                            =============   =============


See Notes to Financial Statements      3

B. Statements of Income


                                                  For the Three-Month Period Ended      For the Six-Month Period Ended
                                                  --------------------------------      ------------------------------
                                                  June 30, 1996      June 30, 1995      June 30, 1996     June 30, 1995
                                                  -------------      -------------      -------------     -------------

Net sales                                         $4,844,000         $8,902,000         $ 9,579,000       $16,409,000

Cost of sales                                      3,828,000          5,692,000           7,516,000        10,018,000
                                                  ----------         ----------         -----------       -----------

Gross profit                                       1,016,000          3,210,000           2,063,000         6,391,000

Selling, general and
administrative expenses                            1,608,000          2,062,000           3,604,000         4,537,000
                                                  ----------         ----------         -----------       -----------

Operating profit (loss)                             (592,000)         1,148,000          (1,541,000)        1,854,000

Interest expense                                         ---                ---              25,000               ---

Other income                                          82,000             82,000             169,000           201,000
                                                  ----------         ----------         -----------       -----------

Income (loss) before provision
   for income taxes                                 (510,000)         1,230,000          (1,397,000)        2,055,000
                                                  ----------         ----------         -----------       -----------

Provision (credit) for
income taxes                                        (173,000)           372,000            (475,000)          682,000
                                                  ----------         ----------         -----------       -----------

Net income (loss)                                 $ (337,000)        $  858,000         $  (922,000)      $ 1,373,000
                                                  ==========         ==========         ===========       ===========

Income (loss) per
common share:                                     $     (.12)        $      .32         $      (.34)      $       .51
                                                  ==========         ==========         ===========       ===========

See Notes to Financial Statements      4

C.  Statements of Cash Flow


                                          For the Six-Month Period Ended
                                          ------------------------------
                                          June 30, 1996    June 30, 1995
                                         ---------------  ---------------

Operating activities:
Net income (loss)                           $  (922,000)     $ 1,373,000
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
Depreciation                                    143,000          121,000
Amortization of intangibles                     117,000          143,000
Deferred income taxes                               ---           83,000
Deferred income                                     ---           37,000
Provision for bad debts                          65,000           39,000
Increase (decrease) in cash
   attributable to changes in
   assets and liabilities:
     Accounts receivable                        661,000       (1,075,000)
     Inventories                                365,000         (321,000)
     Other current assets                      (549,000)      (1,219,000)
     Other assets                              (160,000)        (181,000)
     Accounts payable and other
      current liabilities                      (798,000)      (1,306,000)
     Income taxes payable                           ---       (2,763,000)
     Deferred income taxes                          ---          (83,000)
                                            -----------      -----------

Net cash provided by (used in)
  operating activities                       (1,078,000)      (5,152,000)
                                            -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment             (202,000)        (393,000)
Proceeds from maturities of
  short-term investments, net                       ---        1,709,000
Purchase of short-term investments             (478,000)             ---
Proceeds from notes receivable                   26,000          101,000
                                            -----------      -----------

Net cash provided by (used in)
  investing activities                         (654,000)       1,417,000
                                            -----------      -----------

Net cash used in financing
  activities                                        ---              ---
                                            -----------      -----------

Net increase (decrease) in cash
and cash equivalents                         (1,732,000)      (3,735,000)

Cash and cash equivalents
  beginning of period                         4,728,000        5,640,000
                                            -----------      -----------

Cash and cash equivalents,
  end of period                             $ 2,996,000      $ 1,905,000
                                            ===========      ===========

See Notes to Financial Statements      5

                                            For the Six-Month Period Ended
                                            ------------------------------
                                            June 30, 1996    June 30, 1995
                                            -------------    -------------


Supplemental disclosure of cash flow information:


Cash Paid during the year for:
  Interest                                  $    25,000      $       ---
  Income taxes                                      ---        3,605,000



Supplemental schedule of non-cash investing and financing activities:

                                     NONE





See Notes to Financial Statements      6

D.  Notes to Financial Statements

Note 1:      The unaudited financial statements as of June 30, 1996 and for the
- -------
comparative three and six month periods ended 1996 and 1995 reflect all adjustments which are in the opinion of management necessary for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Note 3:      Note Payable
- -------      ------------

       As of June 30, 1996 there was no bank debt.

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

       The loan agreement imposes various restrictions on the Company including the maintenance of minimum net worth of $4,000,000 at the end of any quarter, and limitations on: capital expenditures, loans and advances, future borrowings, payment of dividends, and a limit on the purchase of common stock for the treasury. In addition to any other limitations imposed by the loan agreement covenants, no cash dividend may be paid unless the Company has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period. At June 30, 1996, there were no financial or ratio restrictions on the Company's capital.

       The Company expects the current revolving credit agreement to be renewed on substantially the same terms and conditions.

Note 4:      Computation of income per common share for the comparative three
- -------
months period ended June 30, 1996 and June 30, 1995, was based on 2,708,056 common shares and 2,708,056 common shares outstanding, being the average number of shares outstanding during the respective periods adjusted for the stock split effective in October 1994. See Note 2.

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
- -------      ---------------------------------------------------------------
Results of Operations
- ---------------------

             A.   Results of Operations
                  ---------------------

                  Sales for the second quarter of 1996 were $4,844,000 compared to $8,902,000 in 1995, a 46% decrease. The Mechanical Equipment Group had total sales of $2,586,000, which was 17% greater than the prior year's $2,220,000. The Toy Segment reflected a sales decrease of 66% to $2,258,000 from $6,682,000 in 1995.


                  Second quarter 1996 Toy Segment sales are substantially below the past year's period due to a negative sales climate throughout the industry as well as the lack of any license(s) stimulating demand. Management continues to work on new product lines and new licenses, in order to increase sales and improve the bottom line. Management believes the trend of reduced sales and losses in the Toy Segment will continue throughout the balance of the year.

                  The second quarter results of the Mechanical Equipment Group reflect an improvement from the prior year's quarter. Sales and profits in the Howell Motors Division improved from the prior year's quarter, while there was a reduction in sales and the results for the telecommunication business. Management looks forward to positive results in the Mechanical Equipment Group at least through the third quarter, and hopefully for the full year.

                  Operating losses were $592,000 compared to profits of $1,148,000 during the second quarter of 1995. The operating losses reflect the Toy Segment's decline during this period.

                  Interest expense was $ - 0 -, compared to - 0 - the same period last year. There was no bank debt in the second quarter of the current year.

                  Net loss for the second quarter was $337,000 or 12 cents per share, compared to net income of $858,000 or 32 cents per share in the comparable period of 1995.

                  On October 21, 1994, after stockholder and Board of Directors approval, SFM was merged and became a wholly owned subsidiary of EXX INC a holding company organized to acquire all the outstanding stock of SFM and each of its Subsidiaries. The quarterly per share results are adjusted for the stock split which is explained and referenced in Note 2 to the financial statements.

                  In April 1994, TX Systems, Inc., a newly formed subsidiary of SFM, acquired the operating assets and business of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the Cable Pressurization and Monitoring Systems business.

                  In February, 1994, Hi-Flier Inc., a newly formed subsidiary of SFM, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years.

             B.   Liquidity and Capital Resources
                  -------------------------------

                  At June 30, 1996 the Registrant had working capital of approximately $8,195,000 and a current ratio of 3.3 to 1. In addition, as described in Notes to Financial Statements, the Registrant has a credit agreement with a Bank pursuant to which the bank will provide a line of credit and letters of credit aggregating $5,000,000 at an interest rate of 3/4 of 1% above prime. At June 30, 1996, there was no outstanding debt under this facility. The Registrant considers it working capital, as described above, to be more than adequate to handle its current operating capital needs.

                  The line of credit expires on August 31, 1996.

PART II.     OTHER INFORMATION

             Not applicable.

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXX INC.



                              By:   /s/David A. Segal
                                   ---------------------
                                   David A. Segal
                                   Chairman of the Board and
                                   Chief Executive Officer



Date:     August 9, 1996