Form 10-Q
period 1996-09-30
EXX INC/NV/
filed 1996-11-13
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---    Exchange Act of     1934

For the quarterly period ended September 30, 1996 or
                               ------------------

        Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934
For the transition period from                       to
                               -------------------------------------------------
    Commission file number           1-5654
                           -----------------------------------------------------

                                    EXX INC
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

      Nevada                                             88-0325271
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada         89119-5263
-------------------------------------------------------------------------------
 (Address or Principal Executive Offices)                     (Zip Code)


                                 (702) 598-3223
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



                                      NONE
-------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X   NO
      ----     -----

Number of shares of common stock outstanding as of September 30, 1996:
2,031,042 Class A Shares and 675,414 Class B Shares.
---------                    -------

PART 1.                     FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS
-------                     --------------------

A. BALANCE SHEETS


  ASSETS                           September 30, 1996        December 31, 1995
  ------                           ------------------        -----------------
                                      (unaudited)                (audited)
CURRENT ASSETS:


Cash and cash equivalents           $ 1,516,000                  $ 4,728,000
Short term investments                2,976,000                      989,000
Accounts receivable, less
  allowances of $1,016,000
  and $994,000                        1,823,000                    2,232,000

Inventories, at lower of cost or
  market:

Raw materials                           580,000                      622,000
Work in process                         138,000                      162,000
Finished goods                        2,675,000                    3,117,000
                                    -----------                  -----------
                                      3,393,000                    3,901,000

Other current assets                  1,596,000                      917,000
Deferred income taxes                   824,000                      824,000
                                    -----------                  -----------

    TOTAL CURRENT ASSETS             12,128,000                   13,591,000

Property, plant and equipment,
  at cost:

Land                                     35,000                       35,000
Buildings and improvements            1,213,000                    1,151,000
Machinery and equipment               5,436,000                    5,282,000
                                    -----------                  -----------

                                      6,684,000                    6,468,000

Less accumulated depreciation
  and amortization                   (5,728,000)                  (5,470,000)
                                    -----------                  -----------
                                        956,000                      998,000

Other assets                            690,000                      829,000
                                    -----------                  -----------

TOTALS                              $13,774,000                  $15,418,000
                                    ===========                  ===========


See Notes to Financial Statements


 LIABILITIES                                   September 30, 1996              December 31, 1995
 -----------                                   ------------------              -----------------
                                                     (unaudited)                  (audited)
CURRENT LIABILITIES:

Accounts payable and other
   current liabilities                                $3,847,000               $3,329,000

Note payable officer                                         ---                1,043,000
                                                       ----------               ----------

     TOTAL CURRENT LIABILITIES                         3,847,000                4,372,000
                                                       ----------               ----------

Deferred income taxes                                    253,000                  253,000
                                                       ----------               ----------
STOCKHOLDERS' EQUITY
--------------------


Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  2,787,318 shares issued                                 28,000                   28,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  929,106 shares issued                                    9,000                    9,000

Capital in excess of par value                         3,993,000                3,993,000

Retained earnings                                      6,545,000                7,660,000

Less treasury stock at cost:
756,276 shares & 756,276 shares
of Class A Common stock &
253,692 and 252,092 shares
of Class B Common stock                                 (901,000)                (897,000)
                                                       ---------                ----------

TOTAL STOCKHOLDERS' EQUITY                             9,674,000               10,793,000
                                                       ---------               -----------

TOTALS                                               $13,774,000              $15,418,000
                                                     ===========              ===========

See Notes to Financial Statements

B. STATEMENTS OF INCOME




                                          For the Three-Month Period Ended   For the Nine-Month Period Ended
                                          --------------------------------   -------------------------------
                                            Sept. 30, 1996  Sept. 30, 1995    Sept. 30, 1996  Sept. 30, 1995
                                            ------------------------------    ------------------------------
Net sales                                        $5,088,000   $7,761,000         $14,667,000   $24,170,000

Cost of sales                                     3,394,000    4,933,000          10,910,000    14,951,000
                                                 ----------   ----------         -----------   -----------

Gross profit                                      1,694,000    2,828,000           3,757,000     9,219,000

Selling, general and
administrative expenses                           2,040,000    2,023,000           5,644,000     6,560,000
                                                 ----------   ----------         -----------   -----------

Operating profit (loss)                            (346,000)     805,000          (1,887,000)    2,659,000

Interest expense                                        ---          ---              25,000           ---

Other income                                         53,000      101,000             222,000       302,000
                                                 ----------   ----------         -----------   -----------

Income (loss) before provision
  for income taxes                                 (293,000)     906,000          (1,690,000)    2,961,000

Provision (credit) for
income taxes                                       (100,000)     335,000            (575,000)    1,017,000
                                                 ----------   ----------         -----------   -----------

Net income (loss)                                $ (193,000)  $  571,000         $(1,115,000)  $ 1,944,000
                                                 ==========   ==========         ===========   ===========

Income (loss) per
common share:                                    $    (.07)   $      .21          $     (.41)  $       .72
                                                 ==========   ==========         ===========   ===========



See Notes to Financial Statements



C.  STATEMENTS OF CASH FLOW

                                                          For the Nine-Month Period Ended
                                                          -------------------------------
                                                            Sept. 30, 1996   Sept. 30, 1995
                                                            --------------      -----------

Operating activities:
Net income (loss)                                              $(1,115,000)     $ 1,944,000
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
Depreciation                                                       258,000          223,000
Amortization of intangibles                                        197,000          173,000
Deferred income taxes                                                  ---          307,000
Deferred income                                                        ---           31,000
Provision for bad debts                                             22,000           60,000
Increase (decrease) in cash attributable to changes in
 assets and liabilities:
  Accounts receivable                                              387,000           75,000
  Inventories                                                      508,000         (338,000)
  Other current assets                                            (679,000)      (1,060,000)
  Other assets                                                    (217,000)        (420,000)
  Accounts payable and other
   current liabilities                                            (525,000)      (1,607,000)
  Income taxes payable                                                 ---       (2,844,000)
  Deferred income taxes                                                ---              ---
                                                               -----------      -----------

Net cash provided by (used in) operating activities             (1,164,000)      (3,456,000)
                                                               -----------      -----------

Cash flows from investing activities:
 Purchase of property and equipment                               (216,000)        (431,000)
 Proceeds from maturities of short-term investments, net               ---          717,000
 Purchase of short-term investments                             (1,987,000)             ---
 Proceeds from notes receivable                                    159,000          154,000
                                                               -----------      -----------

Net cash provided by (used in) investing activities             (2,044,000)         440,000
                                                               -----------      -----------

Cash flows (used in) financing activities:
 Purchase of treasury stock                                         (4,000)             ---
                                                               -----------      -----------

Net cash (used in) financing activities                             (4,000)             ---
                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents            (3,212,000)      (3,016,000)

Cash and cash equivalents
 beginning of period                                             4,728,000        5,640,000
                                                               -----------      -----------

Cash and cash equivalents,
 end of period                                                 $ 1,516,000      $ 2,624,000
                                                               ===========      ===========


See Notes to Financial Statements

                                               For the Nine-Month Period Ended
                                               -------------------------------
                                                 Sept. 30, 1996  Sept. 30, 1995
                                               -------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash Paid during the year for:
  Interest                                          $25,000      $          ---
  Income taxes                                         ---            3,807,000



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                      NONE





See Notes to Financial Statements

D.  NOTES TO FINANCIAL STATEMENTS

Note 1:  The unaudited financial statements as of September 30, 1996 and for the
-------
comparative three and nine month periods ended 1996 and 1995 reflect all adjustments which are in the opinion of management necessary for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:  In October 1994, the stockholders of SFM Corporation (SFM) approved a
-------
plan of reorganization whereby SFM was merged on a tax-free basis into a subsidiary of EXX INC. Simultaneous with this merger, each share of common stock of SFM was converted into three shares of EXX INC Class A common stock and one share of EXX INC Class B common stock. The EXX INC stock is substantially identical to the former SFM stock in rights and privileges, except that the stockholders of the outstanding shares of Class B common stock have the right to elect two-thirds or the next rounded number of Directors in excess of two-thirds if the number of Directors is not divisible by three and the stockholders of the outstanding shares of the Class A common stock have the right to elect the remaining Directors of the Company. This merger has been accounted for in a manner similar to a pooling of interests.

Note 3:  Note Payable
-------  ------------

     As of September 30, 1996 there was no bank debt.

     Under the terms of a revolving credit agreement, as amended and extended to December 31, 1996, a bank provides the Company with a line of credit and a letter of credit facility for loans and/or letters of credit aggregating up to $2,500,000 at a rate of 3/4 of 1% over prime.

     The line of credit is collateralized by substantially all of the Company's trade accounts receivable, inventories and property and equipment.

     The loan agreement imposes various restrictions on the Company including the maintenance of minimum net worth of $4,000,000 at the end of any quarter, and limitations on: capital expenditures, loans and advances, future borrowings, payment of dividends, and a limit on the purchase of common stock for the treasury. In addition to any other limitations imposed by the loan agreement covenants, no cash dividend may be paid unless the Company has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period. At September 30, 1996, due to losses in the last two quarters there is a restriction on the payment of dividends.

     The Company has reduced its revolving line of credit since it has not had any borrowings for several years and does not anticipate any borrowings in the immediate future.

Note 4:  Computation of income per common share for the comparative three and
-------
nine month periods ended September 30, 1996 and September 30, 1995, was based on 2,707,789 common shares and 2,707,966 common shares (1996)and 2,708,056 common shares and 2,708,056 common shares (1995) outstanding, being the average number of shares outstanding during the respective periods adjusted for the stock split effective in October 1994. See Note 2.



See Notes to Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

         A.   Results of Operations
              ---------------------

          Sales for the third quarter of 1996 were $5,088,000 compared to $7,761,000 in 1995, a 34% decrease. The Mechanical Equipment Group had total sales of $2,543,000, which was 29% greater than the prior year's $1,966,000. The Toy Segment reflected a sales decrease of 56% to $2,545,000 from $5,795,000 in 1995.

          Third quarter 1996 Toy Segment sales are substantially below the past year's period due to a continuing negative sales climate throughout the industry as well as the lack of any license(s) stimulating demand. Management continues to work on new product lines and new licenses, in order to increase sales and improve the bottom line. Management believes the trend of reduced sales and losses in the Toy Segment will continue through the fourth quarter and into the beginning of next year.

          The third quarter sales of the Mechanical Equipment Group reflect an improvement from the prior year's quarter. Sales and profits in the Howell Motors Division improved from the prior year's quarter, while there was a reduction in sales and the results for the telecommunication business. Management looks forward to positive results in the Mechanical Equipment Group for the full year.

          Operating losses were $346,000 compared to profits of $805,000 during the third quarter of 1995. The operating losses reflect the Toy Segment's decline during this period and the effect of a contigency charge regarding a past sale in the Mechanical Equipment Group.

          Interest expense was $ - 0 -, compared to $ - 0 - the same period last year. There was no bank debt in the third quarter of the current year.

          Net loss for the third quarter 1996 was $193,000 or 7 cents per share, compared to net income of $571,000 or 21 cents per share in the comparable period of 1995.

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

         B.   Liquidity and Capital Resources
              -------------------------------

          At September 30, 1996 the Registrant had working capital of approximately $8,281,000 and a current ratio of 3.15 to 1. In addition, as described in Notes to Financial Statements, the Registrant has a credit agreement with a Bank pursuant to which the bank will provide a line of credit and letters of credit aggregating $2,500,000 at an interest rate of 3/4 of 1% above prime. At September 30, 1996, there was no outstanding debt under this facility. The Registrant considers it working capital, as described above, to be more than adequate to handle its current operating capital needs.

              The line of credit expires on December 31, 1996.

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



Date:     November 13, 1996