Form 10-K405
period 1996-12-31
EXX INC/NV/
filed 1997-03-31
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K


(Mark One)

  X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----
Act of 1934

For the fiscal year ended  December 31, 1996  or
                          ------------------
     Transition report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

For the transition period from_________________________to______________________

 Commission file number                      1-5654
                              -------------------------------------------------



                                   EXX  INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Nevada                                       88-0325271
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1350 East Flamingo Road, Suite 689
Las Vegas, Nevada                                             89119-5263
----------------------------------                        ----------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 702-598-3223
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of Each Exchange
      Title of each class                         on Which Registered
-------------------------------                   -------------------

Common Stock Par Value $.01 Class A               American Stock Exchange
-----------------------------------               -----------------------

Common Stock Par Value $.01 Class B               American Stock Exchange
-----------------------------------               -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                        None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of March 21, 1997: 2,027,942 Class A shares and 667,314 Class B
                ---------                    -------
shares(exclusive of 759,376 Class A shares  and 261,792 Class B shares
                    -------                     -------
held in registrant's treasury).  Of the shares outstanding, 1,084,208 Class
                                                            ---------
A shares and 352,736 Class B shares are held by non-affiliates.  The market
             -------
value of the shares held by non-affiliates is $4,761,502 based on $3.375 and $3.125 per share, respectively of the closing price of the registrant's Class A and Class B common stock on the American Stock Exchange on March 21, 1997.

Documents incorporated by reference are: Registrant's Proxy Statement dated April, 1997 for the Annual Meeting of Stockholders to be held in May, 1997, Form S-4 Registration Statement dated July 25, 1994, Form S-4 Amendment No. 1 dated August 16, 1994, Form 8-K Report dated February 3, 1997, and Form 8-K Report dated October 28, 1994, and Form 10-K Report dated March 28, 1996.

                                    PART 1
                                    ------


Item 1.  Business.
-----------------

            EXX INC ("EXX") is the holding Company resulting from the Reorganization of SFM Corporation ("SFM") as approved by its shareholders at a special meeting on October 18, 1994 and effective on October 21, 1994. The purpose of adapting a holding company structure was to enhance the Company's ability to obtain new financing by enabling potential investors to clearly focus on the strengths and diversity of EXX's businesses and to protect each of EXX's businesses to the extent possible from the business risks which arise out of its other businesses.

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

            Henry Gordy International, Inc. ("Gordy") was formed during the
            -------------------------------
third quarter of 1987 to conduct the business associated with certain assets purchased from Henry Gordy, Inc. and Gordy International, Inc.

            Gordy markets a line of "impulse" toys through a national network of commissioned sales representatives, together with its own sales staff. Its products are distributed directly or through wholesalers to a wide range of retail outlets including, but not limited to, toy stores, department stores, discount chains, drug stores and supermarkets.

            The majority of the merchandise is manufactured in the Far East to Gordy's specifications and shipped as required. No difficulties have been encountered in obtaining sources for the products, nor are any expected for the current year.

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

            In February, 1994, Hi-Flier Inc., a newly formed subsidiary of SFM, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years. This acquisition strengthened our toy segment by providing product lines that compliment those of the Henry Gordy International Inc. subsidiary.

            The Howell Electric Motors Division ("Howell") is engaged in
            -----------------------------------
the manufacture and sale of alternating current, fractional and small integral motors ranging from 1/4 to 10 horsepower. Howell's product line consists of such specialty items as blower motors designed for use in air conditioning systems, flat-type motors used in floor scrubbing and polishing machines, and motor pump assemblies used in food machinery products and a variety of other applications. In recent years, a substantial portion of Howell's sales have been to the floor care service industry and the food machinery industry, and have been effected through Howell's own marketing personnel and several independent sales representatives working on a commission basis.

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

            Howell is in a highly competitive business, and believes that it is not a very significant factor in the industry. It competes with many other companies which have significantly greater assets and resources.

            In April, 1994, TX Systems Inc., a newly formed subsidiary of SFM, acquired the operating assets and businesses of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the Cable Pressurization and Monitoring Systems business. The TX Systems Inc. acquisition together with the activities of another newly formed subsidiary - TX Technology Corp. - broadened our activities in the capital goods segment, allowing us entry to the dynamic and rapidly growing telecommunications industry. The TX Companies operate the cable pressurization and monitoring system business.

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

Item 2.  Properties.
-------------------

            SFM Corp., the registrant's wholly owned subsidiary, owns a brick and masonry building in Plainfield, New Jersey containing approximately 120,000 square feet of manufacturing area and 10,000 square feet of office space, where the operations of Howell and Gordy are located. This facility is held by the registrant subject to a mortgage securing the registrant's line of credit.
(See Note 7 to the Consolidated Financial Statements page F-14).

            The registrant through subsidiaries currently leases 11,000 square feet of warehousing and office space in Randolph, New Jersey for its telecommunication operations. In addition, the registrant's subsidiaries lease office and/or showroom space in New York City, Dallas, Texas and Las Vegas, Nevada.

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

Item 3.  Legal Proceedings.
--------------------------

            None other than in the normal course of business

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

            Not applicable.

                                        Part II
                                        -------



Item 5.  Market for the Registrant's Common Stock and Related Security Holder
------------------------------------------------------------------------------
Matters.
-------


            Principal Market:  American Stock Exchange
            ------------------------------------------

            Quarterly Price Information
            ---------------------------

                                 1996                                   1995
                   --------------------------------       -----------------------------------
                        Class A         Class B             Class A            Class B
                        -------         -------             -------            -------
                     High   Low      High     Low          High    Low       High     Low
                     ----   ---      ----     ---          ----    ---       ----     ---
First Quarter       9       4-5/8    8-1/4    4-1/8        26-7/8  12-3/8     25-3/4   12-1/8
Second Quarter      6-7/8   4-1/4    6-1/2    4-1/4        22-3/4  14         20-3/4   14-1/8
Third Quarter       4-5/8   2-1/2    4-1/4    2-3/8        20-7/8  10-1/2     18-1/2   10-1/2
Fourth Quarter      8-7/8   1-3/4    8-3/8    1-7/8        12      5          11-3/8   4-1/2


                  Stockholders: As of March 21, 1997, there were
                  ------------
approximately 1100     stockholders of record of Class A shares and 500
              ----                                                  ---
stockholders of record of Class B shares.

                  Dividend Information:  No dividends were paid in 1996 or
                  --------------------
1995.

                  The registrant's current ability to pay dividends is governed by provisions in a loan agreement with its principal bank. No cash dividend may be paid unless the registrant has had net income aggregating at least $400,000 during the four calendar quarters immediately preceding the date of payment, and the aggregate dividends paid over any four calendar quarters may not exceed 40% of the net income for that period. In addition, no dividend may be paid which would have the effect of reducing the Company's net worth below $4,000,000. These restrictions prohibit the payment of a dividend at the present time. There is no present intention to make any dividend payments.

Item 6.  Selected Financial Data.
--------------------------------

Sales and Income                    1996          1995         1994         1993          1992
----------------                    ----          ----         ----         ----          ----
Net sales                        $19,746,000  $30,522,000  $45,490,000  $18,037,000   $18,427,000
Net Income (loss)                 (1,624,000)   2,330,000    2,682,000      611,000       509,000

Per Share Data (A)
--------------
   Net income (loss)                 $  (.60)      $  .86       $  .99       $  .23       $   .19
   Cash dividends declared                --           --           --           --            --
   Book value                           3.38         3.99         3.13         2.14          1.91

Financial Position
------------------
  Current assets                 $12,066,000  $13,591,000  $16,191,000   $6,518,000    $6,404,000
  Total Assets                    13,419,000   15,418,000   17,640,000    7,972,000     7,615,000

  Current liabilities              4,018,000    4,372,000    8,857,000    1,869,000     2,316,000

  Current ratio                     3.0 to 1     3.1 to 1     1.8 to 1     3.5 to 1      2.8 to 1

  Working capital                  8,048,000    9,219,000    7,334,000    4,649,000     4,088,000
  Property and
   equipment, net                    830,000      998,000      710,000      622,000       789,000
  Long-term debt                       - 0 -        - 0 -        - 0 -        - 0 -         - 0 -
  Stockholders' equity             9,141,000   10,793,000    8,463,000    5,781,000     5,170,000


(A) As adjusted for a four for one stock split effective October 21, 1994, Class A and Class B shares retroactively shown.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
----------------------


1996 Compared to 1995
---------------------

     Net sales in 1996 were $19,746,000 compared to $30,522,000 which was a decrease of $10,776,000. This year's sales represents 65% of the prior year sales. The Toy Segment's sales were $9,505,000 compared to $21,373,000 in 1995, a decrease of $11,868,000. The current year's sales represent 44% of the prior year sales. The Mechanical Equipment Group had total sales of $10,242,000 in 1996 compared to $9,149,000 in 1995, an increase of $1,093,000.
The current year sales represent 112% of the prior year sales.

     Gross profits were $4,135,000 compared to last year's $11,471,000, a decrease of $7,336,000. The Toy Segment accounted for a $7,219,000 decrease in gross profit while the Mechanical Equipment Group accounted for the remaining difference.

     Selling and G&A expenses were $6,891,000, a decrease of $1,390,000 from $8,281,000 in 1995. The decrease in expenses directly relates mostly to the substantial decreased sales volume in the Toy Segment.

     Operating losses of $(2,756,000) represented a reduction of $5,946,000 from the prior year's operating profits of $3,190,000. The Toy Segment's operating losses of $(2,281,000) represented a reduction of $5,112,000 from $2,831,000 in 1995 while the Mechanical Equipment Group sustained an operating profit of $289,000, a decrease of $654,000 from 1995. Corporate and other operating expenses increased to $764,000 from $584,000 last year.

     Interest expense decreased to $25,000 from $84,000 in the prior year. The amount of company borrowing was minimal during the year.

     The Company generated a net loss of $(1,624,000) or $(.60) per A & B share compared to net income of $2,330,000 or $.86 per Share A & B share in 1995.

     The Company reported a deferred tax asset totaling $585,000 at December 31, 1996. Management believes this asset will be realized by taxable earnings in the future.

     1996 was truly a year of retrenchment for the Toy Division. The reduction in sales continued mainly due to the lackluster results from the Mighty Morphin Power Rangers Inc. license. The lack of successful new licenses during the year is reflective of the industry and consumer market. Management continues to review and add to its licensing structure based on new items in the market. Management can make no prediction regarding the availability of new licenses or their acceptance in the marketplace.

     The Mechanical Equipment group sales increase relates to the Howell segment, solidifying its market share. The average decrease in operating profit in the Group reflects a soft market in the Telecommunications industry. Management anticipates that the Mechanical Equipment Group will remain profitable in the coming year.

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

     Gross profits were $11,471,000 compared to last year's $16,982,000. The Toy Segment accounted for a $6,765,000 decrease in gross profit while the Mechanical Equipment Group accounted for the counterbalancing increase. Improved operating results in the Mechanical Equipment Group accounted for this difference.

     Selling and G&A expenses were $8,281,000, a decease of $4,437,000 from $12,718,000 in 1994. The decrease in expenses directly relates to the substantial decreased sales volume in the Toy Segment.

     Operating profits of $3,190,000 were $1,074,000 less than the prior year's $4,264,000. The Toy Segment's operating profits decreased to $2,831,000 from $5,280,000 while the Mechanical Equipment Group sustained an operating profit of $943,000, an increase of $1,027,000 from 1994. Corporate and other operating expenses decreased to $584,000 form $932,000 last year.

     Interest expense increased slightly to $84,000 from $18,000 in the prior year. The amount of company borrowing was minimal during the year.

     The Company generated net income of $2,330,000 or $.86 per A & B share compared to net income of $2,682,000 or $.99 per share A & B share in 1994 as adjusted for a four for one split.

     The Company reported a deferred tax asset totaling $824,000 at December 31, 995. Management believes this asset will be realized by taxable earnings in the future.

     Accrued expenses decreased substantially over the prior year. Royalties payable were $728,000 at year end compared to $1,490,000 at December 31, 1994 and commissions payable were $245,000 at year end compared to $468,000 at the end of the prior year. The large decrease in both of the categories relates to the large decrease in sales in the Toy Segment and the payments of the prior accounts payable during the year. The decrease in the accrual in payroll and related costs to $301,000 at December 31, 1995 from $955,000 in the prior year is due to salaries and bonuses disbursed or reclassified during the year.

     The Toy Segment's reduction in sale was attributable to reduced sales of licensed goods mostly particularly the Mighty Morphin Power Ranger line of products which during the year had reached a level of market maturity. The prior year's sales reflected an increase specifically due to a positive market condition, the continuation of which was not predictable. Management continues to review and add to its licensing structure based on new items in the market. The new management people added during the year have demonstrated an ability to positively impact on future operations. Management can make no prediction regarding the availability on new licenses or their acceptance in the market place.

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

     The Mechanical Equipment Group's results reflect the first full year of operations of the TX Technology business. Increases in sales volume and operating profit occurred in both the Howell and TX segments of the business. Management anticipates that the TX business will continue it growth in 1996 and Howell will sustain operations in 1996.

Liquidity and Sources of Capital
--------------------------------

     During 1996 the Company generated $450,000 of cash flows from operating activities compared to utilizing $2,720,000 in 1995 due in part to a reduction of inventories, a reduction of other current assets and a build up of accounts payable. The Registrant made property and equipment purchases of $272,000 during 1996. In addition, the company collected $68,000 on a note receivable and had net purchases of $811,000 of short-term investments.

     At the end of 1996 the Company had working capital of approximately $8,048,000 and a current ratio of 3.0:1. In addition, as described in the Notes to Consolidated Financial Statements, the Company had a Credit Agreement (the "Agreement") with a bank, pursuant to which the bank will provide a line of credit and letters of credit aggregating $2,500,000. The Company gave the bank a security interest in all of its accounts receivable, inventories, machinery and equipment, and building (See Note 7 to the Consolidated Financial Statements Page F-14). The current rate of interest charged by the bank is 3/4/ of 1% over prime. At year end there was no borrowing on the credit facility. The line of credit expired December 31, 1996 and the Company is in the process of extending this credit agreement. In the event that there was a borrowing balance and the Company's bank demanded repayment in full of its revolving credit loan which is considered unlikely, the Company would have options to seek to borrow elsewhere against its receivables or other assets, arrange to collect its receivables early or reach a loan workout agreement with the Bank. At year-end, unused credit under this line amounted to the facility line of $2,500,000. The Company considers this line to be more than adequate to handle its current operating capital needs.

     The Company has no present plans that will require material capital expenditures for any of the Company's businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations or borrowing under a new credit line.

     The Company believes the effects of inflation will not have a material effect on its future operations.

Item 8   Financial Statements
-----------------------------

     The financial statements required by this item may be found beginning with the index page on page F-1 immediately following the signature page.

Item 9   Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None

Part III
--------

            In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those sections, to the extent applicable, has been included in the registrant's Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. The Proxy Statement is herein incorporated by reference.

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


/s/ DAVID A. SEGAL
-------------------------------
David A. Segal, Director

                                                    Dated:  March 31, 1997

                           EXX INC AND SUBSIDIARIES

                             FINANCIAL STATEMENTS
                                      AND
                         INDEPENDENT AUDITORS' REPORT

                          DECEMBER 31, 1996 AND 1995

[GRAPHIC] EXX INC AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES (ITEMS 8 AND 14(a))

--------------------------------------------------------------------------------




                                                                    Page No.

(1) Financial Statements

    Independent Auditors' Report                                         F-2

    Consolidated Financial Statements
      Balance Sheets
      December 31, 1996 and 1995                                         F-3
      Statements of Operations
      Years Ended December 31, 1996, 1995 and 1994                       F-4
      Statements of Stockholders' Equity
      Years Ended December 31, 1996, 1995 and 1994                       F-5
      Statements of Cash Flows
      Years Ended December 31, 1996, 1995 and 1994                   F-6 - 7
      Notes to Consolidated Financial Statements                    F-8 - 21


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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXX INC and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, and the supporting schedules present fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on Page F-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ROTHSTEIN, KASS & COMPANY, P.C.


Roseland, New Jersey
February 28, 1997

[GRAPHIC] EXX INC AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
December 31,                                                1996         1995
--------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                                $3,092,000  $4,728,000
 Short-term investments                                    1,800,000     989,000
 Accounts receivable, less allowances of
  $872,000 in 1996 and $994,000 in 1995                    2,284,000   2,232,000
 Inventories                                               3,051,000   3,901,000
 Other current assets                                        705,000     917,000
 Prepaid income taxes                                        599,000
 Deferred income taxes                                       535,000     824,000
                                                          ----------------------
      Total current assets                                12,066,000  13,591,000

Property and equipment, less accumulated
 depreciation and amortization                               830,000     998,000

Other assets                                                 523,000     829,000
                                                         -----------------------
                                                         $13,419,000 $15,418,000
                                                         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and other current liabilities           $4,018,000  $3,329,000
 Note payable, officer                                                 1,043,000
                                                           ---------------------
      Total current liabilities                            4,018,000   4,372,000
                                                           ---------------------
Deferred income taxes                                        260,000     253,000
                                                           ---------------------
Commitments and contingencies

Stockholders' equity
 Preferred stock, $.01 par value,
  authorized 5,000,000 shares, none issued
 Common stock, Class A, $.01 par value,
  authorized 25,000,000 shares,
  issued 2,787,318 shares                                     28,000      28,000
 Common stock, Class B, $.01 par value,
  authorized 1,000,000 shares
  issued 929,106 shares                                        9,000       9,000
 Capital in excess of par value                            3,993,000   3,993,000
 Retained earnings                                         6,036,000   7,660,000
 Less treasury stock, 759,376 and 756,276 shares of Class A
  common stock and 261,792 and 252,092 shares of Class B
  common stock, at cost                                     (925,000)   (897,000)
                                                         -----------------------
      Total stockholders' equity                           9,141,000  10,793,000
                                                         -----------------------
                                                         $13,419,000 $15,418,000
                                                         =======================

[GRAPHIC] EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Years Ended December 31,                  1996        1995            1994
--------------------------------------------------------------------------------

Net sales                              $19,746,000 $30,522,000     $45,490,000

Cost of sales                           15,611,000  19,051,000      28,508,000
                                       ---------------------------------------
Gross profit                             4,135,000  11,471,000      16,982,000

Selling, general and
 administrative expenses                 6,891,000   8,281,000      12,718,000
                                       ---------------------------------------
Operating income (loss)                 (2,756,000)  3,190,000       4,264,000

Interest expense                           (25,000)    (84,000)        (18,000)

Interest income                            283,000     336,000         156,000

Other income                                67,000      88,000          50,000
                                       ---------------------------------------
Income (loss) before income taxes
 (benefit)                              (2,431,000)  3,530,000       4,452,000

Income taxes (benefit)                    (807,000)  1,200,000       1,770,000
                                       ---------------------------------------
Net income (loss)                      $(1,624,000) $2,330,000      $2,682,000
                                       =======================================

Income (loss) per common share          $     (.60) $       .86     $      .99
                                       =======================================
Weighted average number of common
 shares outstanding                      2,706,000   2,708,000       2,708,000
                                       =======================================

[GRAPHIC] EXX INC AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------

                                            Capital in
                           Common Stock      Excess of     Retained   Treasury
                        Class A    Class B   Par Value     Earnings     Stock      Total
Balances,
 January 1, 1994      $   28,000  $ 9,000   $3,993,000    $2,648,000 $(897,000)  $5,781,000

  Net income                                               2,682,000              2,682,000
                      ---------------------------------------------------------------------
Balances,
 December 31, 1994        28,000    9,000    3,993,000     5,330,000  (897,000)   8,463,000

  Net income                                               2,330,000              2,330,000
                      ---------------------------------------------------------------------
Balances,
 December 31, 1995        28,000    9,000    3,993,000     7,660,000  (897,000)  10,793,000

  Purchase of treasury stock                                           (28,000)     (28,000)

  Net loss                                                (1,624,000)            (1,624,000)
                      ---------------------------------------------------------------------
Balances,
 December 31, 1996    $   28,000  $ 9,000   $3,993,000    $6,036,000 $(925,000)  $9,141,000
                      =====================================================================

[GRAPHIC] EXX INC AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Years Ended December 31,                            1996        1995         1994
------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income (loss)                              $(1,624,000) $2,330,000   $2,682,000
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation                                     440,000     291,000      214,000
   Amortization of intangibles                      296,000     248,000      120,000
   Deferred income taxes                            296,000     703,000   (1,310,000)
   Provision for bad debts                                       13,000      377,000
   Write-down of notes receivable                   300,000
   Other                                                        (74,000)     (70,000)
   Increase (decrease) in cash attributable to changes in
    assets and liabilities:
    Accounts receivable                             (52,000)   (685,000)     529,000
    Inventories                                     850,000    (115,000)  (1,448,000)
    Other current assets                            144,000    (383,000)    (218,000)
    Prepaid income taxes                           (599,000)
    Other assets                                   (290,000)   (446,000)     (41,000)
    Accounts payable and other current liabilities  689,000  (1,660,000)   4,084,000
    Income taxes payable                                     (2,942,000)   2,854,000
                                                 -----------------------------------
Net cash provided by (used in) operating activities 450,000  (2,720,000)   7,773,000
                                                 -----------------------------------
Cash flows from investing activities
 Purchases of property and equipment               (272,000)   (579,000)    (302,000)
 Proceeds from maturities of short-term investments 989,000   2,267,000
 Purchase of short-term investments              (1,800,000)              (3,256,000)
 Proceeds from notes receivable                      68,000     120,000      122,000
Net cash provided by (used in) investing         -----------------------------------
 activities                                      (1,015,000)  1,808,000   (3,436,000)
                                                 -----------------------------------
Cash flows from financing activities
 Payment of note due officer                     (1,043,000)
 Purchase of treasury stock                         (28,000)
                                                 -----------------------------------
Net cash used in financing activities            (1,071,000)
                                                 -----------------------------------
Net increase (decrease) in cash and
 cash equivalents                                (1,636,000)   (912,000)   4,337,000

Cash and cash equivalents, beginning of year      4,728,000   5,640,000    1,303,000
                                                 -----------------------------------
Cash and cash equivalents, end of year           $3,092,000  $4,728,000   $5,640,000
                                                 ===================================

[GRAPHIC] EXX INC AND SUBSIDIARIES

--------------------------------------------------------------------------------

Years Ended December 31,                            1996       1995         1994
----------------------------------------------------------------------------------
Supplemental disclosures of cash flow
 information, cash paid during the years for:
 Interest                                       $  120,000   $  7,000     $ 18,000
                                                ==================================
 Income taxes                                   $     -      $3,193,000   $206,000
                                                ==================================

Supplemental schedules of noncash investing and
 financing activities
 Accrued officer's salary reclassified
  to note payable, officer                      $     -      $692,000     $351,000
                                                ==================================

[GRAPHIC] EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




 1.   Nature of Operations    EXX INC and Subsidiaries (collectively the
                              Company) operate primarily in the toy and electro mechanical industries. Operations in the toy industry involve the design, production and distribution of consumer goods in the form of impulse toys, watches and kites, which are primarily imported from the Far East. Operations in the electro mechanical equipment industry primarily involve the design, production and sale of capital goods, such as electric motors and cable pressurization equipment, for the telecommunications industry. The Company's electro mechanical products are incorporated into customers' products or are used to maintain customers' equipment.


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

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 2.   Summary of significant
       accounting policies
       (continued)            Cash, Cash Equivalents and Short-Term Investments

                              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1996, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The Company's short-term investments are comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. Where the remaining maturity is more than one year, the securities are still classified as short-term investments as the Company's intention is to convert them into cash within one year.

                              Fair Value of Financial Instruments

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

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 2.   Summary of significant
       accounting policies
       (continued)            Property and Equipment

                              Property and equipment are stated at cost and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

                                 Building and improvements      10 - 50 years
                                 Machinery and equipment         3 - 20 years

                              Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

                              Other Assets

                              Other assets include packaging design costs which are being amortized over their estimated useful lives of two years on the straight-line method.

                              Advertising

                              Advertising costs are charged to operations as incurred and were $229,000, $215,000 and $262,000 for 1996, 1995 and 1994, respectively.

                              Stock Option Plan

                              The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", effective for the Company's December 31, 1996 financial statements. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at the date of grant (the difference between the exercise price and the fair value of the Company's common stock).

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 2.   Summary of significant
       accounting policies
       (continued)            Income Taxes

                              The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, and based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

                              Income (Loss) Per Common Share

                              Income (loss) per common share is based on the weighted average number of common shares outstanding during each year, after giving effect to the reorganization.

                              Use of Estimates

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

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 3.   Inventories             Inventories consist of the following at December
                              31, 1996 and 1995:

                                                          1996            1995

                                Raw materials           $  563,000      $803,000
                                Work-in-process            176,000       162,000
                                Finished goods           2,312,000     2,936,000
                                                        ------------------------
                                                        $3,051,000    $3,901,000
                                                        ========================

                              Inventories stated on the LIFO method amounted to $365,000, $339,000, and $396,000 at December 31,
                              1996, 1995, and 1994, respectively, which amounts are below replacement cost by approximately $381,000, $336,000, and $300,000, respectively.

                              During 1996, 1995, and 1994, net income (loss) was not materially effected as a result of using the LIFO method.


 4.   Property and equipment  Property and equipment consists of the following at December 31, 1996 and 1995:

                                                              1996       1995

                              Land                        $   35,000   $ 35,000
                              Buildings and improvements   1,179,000  1,151,000
                              Machinery and equipment      6,087,000  5,843,000
                                                          ---------------------
                                                           7,301,000  7,029,000
                              Less accumulated
                               depreciation                6,471,000  6,031,000
                                                          ---------------------
                                                          $  830,000   $998,000
                                                          =====================

[GRAPHIC] EXX INC AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 5.   Other assets            Other assets consist of the following at December
                              31, 1996 and 1995:

                                                             1996       1995

                              Notes receivable, less
                               current portion           $   98,000   $512,000

                              Packaging design costs, less
                               accumulated amortization of
                               $508,000 and $783,000        253,000    207,000

                              Prepaid pension               172,000    110,000
                                                         ---------------------
                                                         $  523,000   $829,000
                                                         =====================

                              During 1996, the Company recorded an additional $300,000 write-down on the notes receivable to their estimated realizable value.


 6.   Accounts payable and other
       current liabilities    Accounts payable and other current liabilities
                              consist of the following at December 31, 1996 and 1995:

                                                             1996       1995

                              Trade accounts payable     $1,631,000 $1,531,000
                              Payroll and related costs     410,000    301,000
                              Royalties payable             464,000    728,000
                              Commissions payable           311,000    245,000
                              Professional fees             311,000    298,000
                              Product liability claim       350,000
                              Other                         541,000    226,000
                                                         ---------------------
                                                         $4,018,000 $3,329,000
                                                         =====================

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 7.   Line of credit          Under the terms of a revolving credit agreement,
                              as amended, a bank provided the Company with a line of credit and a letter of credit facility aggregating $2,500,000. Loans under the agreement bear interest at 3/4% per annum in excess of the bank's base lending rate and are collateralized by substantially all of the Company's trade accounts receivable, inventories, and property and equipment. At December 31, 1996 and 1995, there were no balances due. The line of credit expired in December 1996, and the Company is in the process of extending this credit agreement.


 8.   Income taxes            The provision (benefit) for income taxes consists
                              of the following:

                                                1996        1995         1994
                              Current:
                                Federal     $ (974,000)  $497,000   $2,551,000
                                State         (129,000)                529,000
                                            ----------------------------------
                                            (1,103,000)   497,000    3,080,000
                              Deferred:
                                Federal        168,000    703,000   (1,131,000)
                                State          128,000                (179,000)
                                            ----------------------------------
                                            $ (807,000)$1,200,000   $1,770,000
                                            ==================================

                              Subsequent to the corporate reorganization in 1994, substantially all of the Company's taxable income was generated in states with no state and local income taxes.

                              The difference between the applicable federal statutory income tax rate and the effective income tax rate is reconciled as follows:

                                                             1996   1995   1994
                              Tax at federal statutory rate (34.0)% 34.0% 34.0% State tax, net of federal
                               tax benefit                                  5.2
                              Other                           1.0            .6
                                                            -------------------
                              Effective income tax rate     (33.0)% 34.0%  39.8%
                                                            ====================

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 8.   Income taxes (continued)   The net deferred tax assets and liabilities as
                                 of December 31, 1996 and 1995 are as follows:

                                                                1996       1995
                                 Deferred tax assets:
                                   Allowance for doubtful
                                    accounts                $  229,000   $164,000
                                   Allowance for returns       186,000    233,000
                                   Asset basis difference,
                                    property and equipment      80,000     53,000
                                   Asset basis difference,
                                    inventories                 25,000     42,000
                                   Other                        15,000    332,000
                                                            ---------------------
                                                               535,000    824,000
                                                            ---------------------
                                 Deferred tax liabilities:
                                   Accumulated DISC earnings  (202,000)  (209,000)
                                   Prepaid pension costs       (58,000)   (44,000)
                                                            ---------------------
                                                              (260,000)  (253,000)
                                                            ---------------------
                                 Deferred tax asset, net    $  275,000   $571,000
                                                            =====================

 9.   Pension plans           The Company participates in two pension plans. One
                              plan covers hourly employees under union contracts and provides for defined contributions based on annual hours worked. Pension expense for these plans was $47,000 in 1996, $72,000 in 1995, and
                              $57,000 in 1994.

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

[GRAPHIC] EXX INC AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 9.   Pension plans (continued)Net pension expense for the Company-sponsored plan is as follows:

                                                              1996       1995      1994
                                 Interest cost on projected
                                  benefit obligation        $72,000    $74,000    $72,000
                                 Actual return on plan
                                  assets                    (50,000)   (50,000)   (47,000)
                                 Net amortization and
                                  deferral                   (1,000)    (2,000)    (8,000)
                                                            -----------------------------
                                                            $21,000    $22,000    $17,000
                                                            =============================

                              The following table sets forth the funded status of the Company-sponsored plan and the amounts recognized by the Company in the consolidated balance sheets as of December 31, 1996 and 1995.

                                                                     1996       1995
                                 Actuarial present value of
                                  accumulated benefit obligation
                                  including vested benefits      $  963,000  $ 958,000
                                                                 =====================
                                 Actuarial present value of projected
                                  benefit obligation for services
                                  rendered to date               $ (963,000) $(958,000)
                                 Plan assets at fair value,
                                  primarily unallocated group
                                  annuity contracts                 789,000    730,000
                                                                 ---------------------
                                 Projected benefit obligation in
                                  excess of plan assets            (174,000)  (228,000)
                                 Unrecognized loss                  346,000    338,000
                                                                 ---------------------
                                 Pension prepayment              $  172,000   $110,000
                                                                 =====================

                              The discount rate and rate of increase in future compensation assumed in determining the actuarial present value of the projected benefit obligation is 8%. The expected long-term rate of return on assets is 10%.

[GRAPHIC] EXX INC AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   Stock option plan       During 1994, the Company's Board of Directors
                              adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 1,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company. Options under the Plan may be incentive stock options, unqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted.
                              The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. Options to purchase 1,000 shares of common stock were granted during 1995, which are exercisable at $14.50 per share. These options expire in January 1998.


11.   Commitments and
       contingencies          Leases

                              The Company leases showroom and office facilities under noncancellable operating leases. The following is the aggregate future minimum rental payments, as of December 31, 1996, under these noncancelable operating leases:

                              Year ending December 31
                                   1997                             $   114,000
                                   1998                                 114,000
                                   1999                                 114,000
                                   2000                                  77,000
                                   2001                                  10,000
                                                                    -----------
                                                                    $   429,000
                                                                    ===========


                              Rent expense for 1996, 1995 and 1994 amounted to $144,000, $122,000 and $129,000, respectively.

[GRAPHIC] EXX INC AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.   Commitments and
       contingencies
       (continued)            Royalty Agreements

                              The Company has licensing agreements relating to the sale of certain products, which expire through December 31, 1998. Under the terms of the agreements, the Company is required to pay royalties of 6% to 12% on the net sales of the related products. In addition, certain agreements require advance payments or payments over the life of the agreement.

                              Employment and Stock Repurchase Agreement

                              The Company has an employment agreement with an officer, who is a principal stockholder, requiring the payment of a minimum annual salary of approximately $300,000, adjusted annually for increases in the consumer price index, plus a bonus based on earnings. The agreement expires in the year 2004 and is renewable for an additional five years unless written notice of non-renewal is given by either party within 90 days prior to its expiration. In addition, the agreement provides that the principal stockholder can require the Company to purchase all of his common stock in the Company on the date his employment terminates, at the greater of fair market value or $10 per share. At December 31, 1996, the stockholder beneficially owned 1,256,712 shares having an approximate fair market value of $5,000,000.

                              Litigation

                              The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on results of operations, cash flows or financial position of the Company.

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.   Dependence upon key
       relationships          Approximately 5%, 27% and 51% of the Company's
                              revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were attributable to an agreement with a certain licensor. The agreements with this licensor expire through December 31, 1998.

13.   Description of business
       and industry segments  Selected segment and related information is presented in the table below. Operating income is total revenues less operating expenses. In computing operating income, general corporate expenses, interest expense, certain other income and income taxes have been excluded. The LIFO method of valuing inventories of certain electro mechanical equipment decreased operating income for that segment by $45,000, $36,000 and $8,000 in 1996, 1995 and 1994, respectively. Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

                              Export revenues for the three years ended December 31, 1996, 1995, and 1994 were approximately $1,499,000, $1,549,000, and $1,276,000, respectively.

                              Industry segment information for 1996, 1995, and 1994 is summarized as follows:

                                                                 Mechanical
                                                       Toy       Equipment    Consolidated
                                  1996
                                   Sales           $9,505,000   $10,241,000   $19,746,000
                                                   ======================================
                                   Operating
                                    income (loss) $(2,281,000)  $   289,000   $(1,992,000)
                                                  =========================
                                   General corporate
                                    expenses                                     (764,000)
                                   Interest expense                               (25,000)
                                   Interest income                                283,000
                                   Other income                                    67,000
                                                                              -----------
                                   Loss before income
                                    taxes (benefit)                           $(2,431,000)
                                                                              ===========
                                   Identifiable
                                    assets    [A]  $5,339,000   $2,621,000    $ 7,960,000
                                                   ======================================
                                   Depreciation    $  327,000    $ 113,000       $440,000
                                                   ======================================
                                   Capital
                                    expenditures   $112,000      $ 160,000       $272,000
                                                   ======================================

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   Description of business
       and industry segments
       (continued)

                                                                   Mechanical
                                                         Toy       Equipment     Consolidated
                                  1996
                                   Sales             $21,373,000   $9,149,000    $30,522,000
                                                     =======================================
                                   Operating income  $ 2,831,000   $  943,000    $ 3,774,000
                                                     ========================
                                   General corporate
                                    expenses                                        (584,000)
                                   Interest expense                                  (84,000)
                                   Interest income                                   336,000
                                   Other income                                       88,000
                                                                                 -----------
                                   Income before income
                                    taxes                                        $ 3,530,000
                                                                                 ===========
                                   Identifiable
                                    assets [A]       $ 6,372,000   $2,707,000    $ 9,079,000
                                                     =======================================
                                   Depreciation      $   193,000   $   98,000    $   291,000
                                                     =======================================
                                   Capital
                                    expenditures     $   557,000   $   22,000    $   579,000
                                                     =======================================
                                 1994
                                   Sales             $37,188,000   $8,302,000    $45,490,000
                                                     =======================================
                                   Operating
                                    income (loss)    $ 5,280,000   $  (84,000)   $ 5,196,000
                                                     =========================
                                   General corporate
                                    expenses                                        (932,000)
                                   Interest expense                                  (18,000)
                                   Interest income                                   156,000
                                   Other income                                       50,000
                                                                                 -----------
                                   Income before income
                                    taxes                                        $ 4,452,000
                                                                                 ===========
                                   Identifiable
                                    assets [A]       $ 5,607,000   $2,964,000    $ 8,571,000
                                                     =======================================
                                   Depreciation      $   73,000    $  141,000    $   214,000
                                                     =======================================
                                   Capital
                                    expenditures     $  156,000    $  146,000    $   302,000
                                                     =======================================

                              [A] Excludes corporate assets of $5,459,000,
                                  $6,339,000, and $9,069,000 at December 31,
                                  1996, 1995, and 1994, respectively.

[GRAPHIC] EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.   Quarterly information
       (unaudited)

                                                                THREE MONTHS ENDED
                                                MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                              1996
                                Net sales    $ 4,735,000   $4,844,000    $5,088,000    $5,079,000
                                Gross profit   1,047,000    1,016,000     1,694,000       378,000
                                Net loss        (585,000)    (337,000)     (193,000)     (509,000)
                                Loss per common
                                 share              (.22)        (.12)         (.07)         (.19)

                              1995
                                Net sales    $ 7,507,000   $8,902,000    $7,761,000    $6,352,000
                                Gross profit   3,181,000    3,210,000     2,828,000     2,252,000
                                Net income       515,000      858,000       571,000       386,000
                                Income per common
                                 share              0.19         0.32          0.21          0.14

15.   Subsequent events       On February 3, 1997, Steven Toy Inc, a newly
                              formed subsidiary, acquired all of the outstanding capital stock of Handi-Pac, Inc., d/b/a Steven
                              Manufacturing Co. (Handi-Pac). Handi-Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and other educational toys. The purchase price for all of the outstanding stock of Handi-Pac was $50,000 in cash and the issuance of five year options to purchase 50,000 shares of the Company's Class A common stock, at an exercise price of $5.00 per share. In addition, Hi-Flier Inc., a subsidiary of the Company, paid $350,000 to a trust established for the benefit of the seller to acquire all of its right, title and interest in certain secured promissory notes made by Handi Pac with a principal balance of $350,000. In connection with the acquisition, the seller is prohibited from competing with Handi-Pac in the business of manufacturing or selling toys in the United
                              States, Mexico and Canada for a period of five years. The acquisition will be accounted for using the purchase method of accounting.

[GRAPHIC] EXX INC AND SUBSIDIARIES


SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

              Column A                          Column B        Column C        Column D        Column E

                                                Balance at      Additions-      Deductions      Balance
                                                Beginning       Charged         From            at End
             Description                        of Period       to Income       Reserves        of Period
1996
  Reserve for bad debts and allowances          $  411,000      $               $     38,000    $  373,000
                                                ==========================================================
  Reserve for sales returns and other
   allowances                                   $  583,000      $               $     84,000    $  499,000
                                                ==========================================================
  Reserve for disposition of inventories        $  211,000      $               $               $  211,000
                                                ==========================================================

1995
  Reserve for bad debts and allowances          $  454,000      $   13,000      $     56,000 [A]$  411,000
                                                ==========================================================
  Reserve for sales returns and other
   allowances                                   $2,575,000      $               $  1,992,000    $  583,000
                                                ==========================================================
  Reserve for disposition of inventories        $  554,000      $               $    343,000    $  211,000
                                                ==========================================================

1994
  Reserve for bad debts and allowances          $  205,000      $  393,000      $    144,000 [A]$  454,000
                                                ==========================================================
  Reserve for sales returns and other
   allowances                                   $               $2,905,000      $    330,000    $2,575,000
                                                ==========================================================
  Reserve for disposition of inventories        $  107,000      $  554,000      $    107,000    $  554,000
                                                ==========================================================

[A]  Including recoveries.