Form 10-Q
period 1997-03-31
EXX INC/NV/
filed 1997-05-21
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 1O-Q

(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
    Act of 1934

For the quarterly period ended March 31, 1997 or
                               --------------

    Transition report pursuant to Section 13 or 15(d) of the Securities
---
    Exchange Act of 1934

For the transition period from                    to
                               ------------------    ---------------------------

    Commission file number     1-5654
                           -----------------------------------------------------

                                    EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

 Nevada                                                  88-0325271
-------------------------------                    -----------------------------
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                           Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada            89119-5263
--------------------------------------------------------------------------------
(Address or Principal Executive Offices)                     (Zip Code)

                                (702) 598-3223
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



                                      NONE
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  NO
     ---    ---

Number of shares of common stock outstanding as of March 31, 1997:
2,027,942 Class A Shares and 667,314 Class B Shares.
---------                    -------

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

A. BALANCE SHEETS

     ASSETS                                   March 31, 1997   December 31, 1996
     ------                                   --------------   -----------------
                                                 (unaudited)        (audited)

CURRENT ASSETS:
Cash and cash equivalents                     $ 2,599,000        $ 3,092,000
Short term investments                          1,800,000          1,800,000
Accounts receivable, less
  allowances of $950,000
  and $872,000                                  2,753,000          2,284,000

Inventories, at lower of cost or
  market:
Raw materials                                     579,000            563,000
Work in process                                   168,000            176,000
Finished goods                                  2,606,000          2,312,000
                                              -----------        -----------
                                                3,353,000          3,051,000
Other current assets                            1,139,000            705,000
Prepaid income taxes                              700,000            599,000
Deferred income taxes                             535,000            535,000
                                              -----------        -----------
    TOTAL CURRENT ASSETS                       12,879,000         12,066,000

Property, plant and equipment,
  at cost:
Land                                               47,000             35,000
Buildings and improvements                      2,524,000          1,179,000
Machinery and equipment                        12,614,000          6,087,000
                                              -----------        -----------
                                               15,185,000          7,301,000

Less accumulated depreciation
    and amortization                           11,921,000          6,471,000
                                              -----------        -----------
                                                3,264,000            830,000
Other assets                                      789,000            523,000
                                              -----------        -----------
TOTALS                                        $16,932,000        $13,419,000
                                              ===========        ===========


See Notes to Financial Statements

  LIABILITIES                            March 31, 1997      December 31, 1996
  -----------                            --------------      -----------------
                                           (unaudited)           (audited)

CURRENT LIABILITIES:


Accounts payable and other
  current liabilities                    $    5,615,000      $       4,018,000
Current portion - Long-Term debt                533,000                    -
                                         --------------      -----------------
  TOTAL CURRENT LIABILITIES                   6,148,000              4,018,000
                                         --------------      -----------------

LONG-TERM LIABILITIES:
    Deferred income taxes                       260,000                260,000
    Long term debt                            1,573,000                    -
                                         --------------      -----------------
                                              1,833,000                260,000
                                         --------------      -----------------

STOCKHOLDERS' EQUITY
--------------------


Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  2,787,318 shares issued                        28,000                 28,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  929,106 shares issued                           9,000                  9,000
Capital in excess of par value                3,993,000              3,993,000
Retained earnings                             5,846,000              6,036,000

Less treasury stock at cost:
759,376 shares of Class A Common stock &
261,792 shares of Class B Common stock         (925,000)              (925,000)
                                         --------------      -----------------
TOTAL STOCKHOLDERS' EQUITY                    8,951,000              9,141,000
                                         --------------      -----------------
TOTALS                                   $   16,932,000      $      13,419,000
                                         ==============      =================

See Notes to Financial Statements

B. STATEMENTS OF INCOME


                                        For the Three-Month Period Ended
                                        --------------------------------
                                   March 31, 1997               March 31, 1996
                                   --------------               --------------
Net sales                          $    6,131,000               $    4,735,000

Cost of sales                           4,607,000                    3,688,000
                                   --------------               --------------
Gross profits                           1,524,000                    1,047,000

Selling, general and
administrative expenses                 1,859,000                    1,996,000
                                   --------------               --------------
Operating profit (loss)                  (335,000)                    (949,000)

Interest expense                           36,000                       25,000

Other income                               80,000                       87,000
                                   --------------               --------------

Income (loss) before provision
  for income taxes                       (291,000)                    (887,000)

Provision (credit) for
  income taxes                           (101,000)                    (302,000)
                                   --------------               --------------
Net income (loss)                  $     (190,000)              $     (585,000)
                                   ==============               ==============

Income (loss) per
common share:                      $         (.07)              $         (.22)
                                   ==============               ==============


See Notes to Financial Statements

C. STATEMENTS OF CASH FLOW

                                                               For the Three-Month Period Ended
                                                               --------------------------------
                                                               March 31, 1997    March 31, 1996
                                                               --------------    --------------
Operating activities:
Net income (loss)                                              $     (190,000)   $     (585,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Depreciation                                                          145,000            71,000
Amortization of intangibles                                            61,000            58,000
Deferred income taxes                                                     -                 -
Provision for bad debts                                                 2,000           136,000
Increase (decrease) in cash attributable to changes in
  assets and liabilities:
   Accounts receivable                                                (94,000)          341,000
   Inventories                                                      1,041,00O           245,000
   Other current assets                                              (321,000)         (338,000)
   Prepaid income taxes                                              (101,000)              -
   Other assets                                                        76,000           (79,000)
   Accounts payable and other
    current liabilities                                              (727,000)         (803,000)
   Deferred income taxes                                                  -                 -
                                                               --------------    --------------
Net cash provided by (used in) operating activities                  (108,000)         (954,000)
                                                               --------------    --------------
Cash flows from investing activities:
    Purchase of property and equipment                                (52,000)         (142,000)
    Proceeds from maturities of short-term investments, net               -                 -
    Purchase of short-term investments                                    -            (460,000)
    Proceeds from notes receivable                                        -             (26,000)
    Purchase of common stock less cash acquired                        26,000               -
    Purchase of notes                                                (350,000)              -
                                                               --------------    --------------
Net cash provided by (used in) investing activities                  (376,000)         (628,000)
                                                               --------------    --------------
Cash flows (used in) financing activities:
    Long term debt                                                     (9,000)              _
                                                               --------------    --------------
Net cash (used in) financing activities                                (9,000)              -
                                                               --------------    --------------
Net increase (decrease) in cash and cash equivalents                 (493,000)       (1,582,000)

Cash and cash equivalents
    beginning of period                                            3,092,0000         4,728,000
                                                               --------------    --------------
Cash and cash equivalents,
    end of period                                              $    2,599,000    $    3,146,000
                                                               ==============    ==============

See Notes to Financial Statements

                                           For the Three-Month Period Ended
                                           --------------------------------
                                        March 31, 1997          March 31, 1996
                                        --------------          --------------

Supplemental disclosure of cash flow
  information:


Cash Paid during the year for:
  Interest                              $      28,000           $       25,000
  Income taxes                                     --                       --



Supplemental schedule of non-cash investing and financing activities:

                                      NONE

See Notes to Financial Statements

D. Notes to Financial Statements

Note 1:  The unaudited financial statements as of March 31, 1997 and 1996
------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2:  On February 3, 1997, Steven Toy Inc., a newly formed subsidiary,
------
acquired all of the outstanding capital stock of Handi-Pac, Inc., d/b/a Steven Manufacturing Co. (Handi-Pac). Handi-Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and other educational toys. The purchase price for all of the outstanding stock of Handi-Pac was $50,000 in cash and the issuance of five year options to purchase 50,000 shares of the Company's Class A common stock, at an exercise price of $5.00 per share. In addition, Hi-Flier Inc., a subsidiary of the Company, paid $350,000 to a trust established for the benefit of the seller to acquire all of its right, title and interest in certain secured promissory notes made by Handi-Pac with a principal balance of $350,000.

     The acquisition is being accounted for using the purchase method of accounting. The financial statements reflect the operations of Handi-Pac from the date of acquisition. Refer to Form 8-K filed February 18, 1997 and Form 8-K/A filed April 18, 1997 for a further explanation of the acquisition.

Note 3:    Long-Term Debt
-------    --------------

     Long-Term Debt represents obligations of the Handi-Pac subsidiary as follows:

                                          March 31, 1997
                                          ---------------
     Notes Payable - SBA Loans             $   1,073,000
     Other Long-Term payables                    162,000
     Capital Lease payable                       871,000
                                           -------------
                                               2,106,000
     Current Portion of Long-Term Debt          (533,000)
                                           -------------
                                           $   1,573,000
                                           =============

     As of March 31, 1997, there was no other bank debt for the other subsidiaries.

     Under the terms of a revolving credit agreement, as amended and extended to December 31, 1996, a bank provided the Company with a line of credit and a letter of credit facility for loans and/or letters of credit aggregating up to $2,500,000 at a rate of 3/4% over prime.

     The former line of credit was collateralized by substantially all the Company's trade accounts receivable, inventories and property and equipment, and contained dividend and net worth restrictions.

     While the Company has not had any borrowings under the former credit agreement for several years, and does not anticipate any borrowings in the immediate future, it is currently negotiating a new agreement with the bank on more favorable terms. It is expected the new agreement will be in place shortly.


See Notes to Financial Statements

Note 4:  Computation of income per common share for the comparative three month
------
periods ended March 31, 1997 and March 31, 1996, was based on 2,695,256 common shares and 2,708,056 common shares outstanding, being the average number of shares outstanding during the respective periods.

Note 5:  The following Pro Forma information gives effect to the assumption that
------
the purchase acquisition of Handi-Pac was consummated at January 1, 1996 and compares three month Pro Forma 1997 results with the comparable 1996 results. The results are not necessarily indicative since the Registrant had no control of Handi-Pac operations prior to the purchase.

                                      EXX Inc. and Subsidiaries
                                      -------------------------
                                        Pro Forma Information
                                        ---------------------
                                  For The Three-Month Period Ended
                                  --------------------------------
                               March 31, 1997          March 31, 1996
                               --------------          --------------
Net Sales                       $  6,324,000            $  6,525,000

Net (Loss)                          (296,000)               (883,000)

Net (Loss) Per Common Share             (.11)                   (.33)

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          A.   Results of Operations
               ---------------------

               Results for 1997 include the Handi-Pac operations acquired February 3, 1997.

          Sales for the first quarter of 1997 were $6,131,000 compared to $4,735,000 in 1996, a 29% increase. The Mechanical Equipment Group had total sales of $2,399,000, which was 9% less than the prior year's $2,609,000. The Toy Segment reflected a sales increase of 75% to $3,732,000 from $2,126,000 in 1996.

          First quarter 1997 Toy Segment sales reflect a small increase without the inclusion of Handi-Pac. The acquisition presents a challenge to turn that company around and benefit from the synergies within the Toy Group. The industry continues to have a negative sales climate. The lack of any significant new licenses within our segment of the toy business further hurts our sales. Management continues its ongoing attempt to increase sales and improve the bottom line.

          The first quarter sales of the Mechanical Equipment Group reflect an overall decrease. Both segments of the group reported a small decrease in sales and profits for the quarter. Management is hopeful that the introduction of several new and/or enhanced products by our TX subsidiary will improve sales and profits in the near to mid-term future.

          Operating losses were $335,000 compared to losses of $887,000 during the first quarter of 1996. The reduction in the loss was due primarily to cost reductions in the toy segment.

          Interest expense was $36,000, compared to $25,000 the same period last year. There was no bank debt in the first quarter other than at the Handi-Pac subsidiary.

          The net loss for the first quarter of 1996 was $190,000 or 7 cents per share, compared to a net loss of $585,000 or 22 cents per share in the comparable period of 1996.

               Please refer to Note 2 for a further explanation of the Handi-Pac acquisition which occurred February 3, 1997.

          B.   Liquidity and Capital Resources
               -------------------------------

          At March 31, 1997 the Registrant had working capital of approximately $6,731,000 and a current ratio of 2.1 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $1,073,000 of long-term debt outstanding with the SBA. The Registrant is currently negotiating a new line of credit with a Bank to replace one that expired December 31, 1996. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.

PART II.  OTHER INFORMATION
          Not applicable.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXX INC



                              By:  /s/David A. Segal
                                   -----------------
                                   David A. Segal
                                   Chairman of the Board and
                                   Chief Executive Officer



Date:  May 21, 1997