Form 10-Q
period 1997-06-30
EXX INC/NV/
filed 1997-08-13
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997 or
                               -------------

[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from            to
                                                          ------------  -------
       Commission file number           1-5654
                             ---------------------------------------------------

                                    EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

      Nevada                                             88-0325271
--------------------------------                     --------------------------
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                          Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada         89119-5263
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

Yes  X   NO
   -----    -----

Number of shares of common stock outstanding as of June 30, 1997:
2,027,942 Class A Shares and 667,314 Class B Shares.
---------                    -------

PART 1.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

A. Balance Sheets


  ASSETS                           June 30, 1997   December 31, 1996
  ------                           -------------   -----------------
                                     (unaudited)      (audited)
CURRENT ASSETS:
Cash and cash equivalents           $ 3,557,000     $ 3,092,000
Short term investments                1,800,000       1,800,000
Accounts receivable, less
  allowances of $968,000
  and $872,000                        1,715,000       2,284,000

Inventories, at lower of cost or
  market:

Raw materials                           515,000         563,000
Work in process                         187,000         176,000
Finished goods                        2,868,000       2,312,000
                                    -----------     -----------
                                      3,570,000       3,051,000

Other current assets                  1,124,000         705,000
Prepaid income taxes                    737,000         599,000
Deferred income taxes                   535,000         535,000
                                    -----------     -----------

    TOTAL CURRENT ASSETS             13,038,000      12,066,000

Property, plant and equipment,
  at cost:

Land                                     47,000          35,000
Buildings and improvements            2,618,000       1,179,000
Machinery and equipment              12,505,000       6,087,000
                                    -----------     -----------
                                     15,170,000       7,301,000

Less accumulated depreciation
  and amortization                   12,036,000       6,471,000
                                    -----------     -----------
                                      3,134,000         830,000

Other assets                            714,000         523,000
                                    -----------     -----------

TOTALS                              $16,886,000     $13,419,000
                                    ===========     ===========


See Notes to Financial Statements


 LIABILITIES                       June 30, 1997    December 31, 1996
 -----------                       -------------    -----------------
                                    (unaudited)        (audited)
CURRENT LIABILITIES:
Accounts payable and other
  current liabilities               $5,677,000        $4,018,000
Current portion - Long-Term debt       422,000                 -
                                    ----------        ----------

     TOTAL CURRENT LIABILITIES       6,099,000         4,018,000
                                    ----------        ----------

LONG-TERM LIABILITIES:


  Deferred income taxes                260,000           260,000
  Long term debt                     1,649,000                 -
                                    ----------        ----------
                                     1,909,000           260,000
                                    ----------        ----------


STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  2,787,318 shares issued               28,000            28,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  929,106 shares issued                  9,000             9,000

Capital in excess of par value       3,993,000         3,993,000

Retained earnings                    5,773,000         6,036,000

Less treasury stock at cost:
759,376 shares of Class
A Common stock &
261,792 shares of Class
B Common stock                        (925,000)         (925,000)
                                    -----------       -----------

TOTAL STOCKHOLDERS' EQUITY           8,878,000         9,141,000
                                   -----------        -----------

TOTALS                             $16,886,000        $13,419,000
                                   ===========        ===========

See Notes to Financial Statements

B. STATEMENTS OF INCOME

                                  For The Three-Month Period Ended    For the Six-Month Period Ended
                                  --------------------------------    -------------------------------
                                  June 30, 1997      June 30, 1996      June 30, 1997  June 30,1996
                                  -------------      -------------    -------------  ----------------
Net sales                         $5,852,000           $4,844,000      $11,983,000       $ 9,579,000

Cost of sales                      3,817,000            3,828,000        8,424,000         7,516,000
                                  ----------           ----------       -----------       -----------

Gross profits                      2,035,000            1,016,000        3,559,000         2,063,000

Selling, general and
administrative expenses            2,253,000            1,608,000        4,112,000         3,604,000
                                  ----------           ----------       -----------       -----------

Operating profit (loss)             (218,000)            (592,000)        (553,000)       (1,541,000)

Interest expense                      52,000                  -             88,000            25,000

Other income                         160,000               82,000          240,000           169,000
                                  ----------           ----------       -----------       -----------

Income (loss) before provision
  for income taxes                  (110,000)            (510,000)        (401,000)       (1,397,000)
                                  ----------           ----------       -----------       -----------

Provision (credit) for
  income taxes                       (37,000)            (173,000)        (138,000)         (475,000)
                                  ----------           ----------       -----------       -----------

Net income (loss)                 $  (73,000)          $ (337,000)     $  (263,000)      $  (922,000)
                                  ==========           ==========       ===========       ===========
Income (loss) per
common share:                     $     (.03)          $     (.12)     $      (.10)      $      (.34)
                                 ===========           ==========       ===========       ===========

See Notes to Financial Statements

C.  STATEMENTS OF CASH FLOW

                                                                 For the Six-Month Period Ended
                                                                --------------------------------
                                                                June 30, 1997       June 30,1996
                                                                --------------      ------------
Operating activities:
Net income (loss)                                                 $ (263,000)      $  (922,000)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Depreciation                                                         309,000           143,000
Amortization of intangibles                                          119,000           117,000
Deferred income taxes                                                      -                 -
Provision for bad debts                                               18,000            65,000
Increase (decrease) in cash attributable to changes in
   assets and liabilities:
     Accounts receivable                                             928,000           661,000
     Inventories                                                     824,000           365,000
     Other current assets                                           (306,000)         (549,000)
     Prepaid income taxes                                           (138,000)                -
     Other assets                                                     93,000          (160,000)
     Accounts payable and other
       current liabilities                                          (665,000)         (798,000)
     Deferred income taxes                                                 -                 -
                                                                  ----------       -----------

Net cash provided by (used in) operating activities                  919,000        (1,078,000)
                                                                  ----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                (86,000)         (202,000)
   Proceeds from maturities of short-term investments, net                 -                 -
   Purchase of short-term investments                                      -          (478,000)
   Proceeds from notes receivable                                          -            26,000
   Purchase of common stock less cash acquired                        26,000                 -
   Purchase of notes                                                (350,000)                -
                                                                  ----------       -----------

Net cash provided by (used in) investing activities                 (410,000)         (654,000)
                                                                  ----------       -----------

Cash flows (used in) financing activities:
   Long term debt                                                    (44,000)                -
                                                                  ----------       -----------

Net cash (used in) financing activities                              (44,000)                -
                                                                  ----------       -----------

Net increase (decrease) in cash and cash equivalents                 465,000        (1,732,000)

Cash and cash equivalents
   beginning of period                                             3,092,000         4,728,000
                                                                  ----------       -----------

Cash and cash equivalents,                                       $ 3,557,000       $ 2,996,000
   end of period                                                  ==========       ===========


See Notes to Financial Statements

                                                                For the Six-Month Period Ended
                                                                ------------------------------
                                                                June 30, 1997  June 30, 1996
                                                                ------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash Paid during the year for:
  Interest                                                       $    67,000       $    25,000
  Income taxes                                                             -                 -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                      NONE

See Notes to Financial Statements

D.  NOTES TO FINANCIAL STATEMENTS

Note 1:  The unaudited financial statements as of June 30, 1997 and 1996 reflect
-------
all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2:  On February 3, 1997, Steven Toy Inc., a newly formed subsidiary,
-------
acquired all of the outstanding capital stock of Handi-Pac, Inc., d/b/a Steven Manufacturing Co. (Handi-Pac). Handi-Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and other educational toys. The purchase price for all of the outstanding stock of Handi-Pac was $50,000 in cash and the issuance of a five year option to purchase 50,000 shares of the Company's Class A common stock, at an exercise price of $5.00 per share. In addition, Hi-Flier Inc., a subsidiary of the Company, paid $350,000 to a trust established for the benefit of the seller to acquire all of its right, title and interest in certain secured promissory notes made by Handi-Pac with a principal balance of $350,000.

     The acquisition is being accounted for using the purchase method of accounting. The financial statements reflect the operations of Handi-Pac from the date of acquisition. Refer to Form 8-K filed February 18, 1997 and Form 8-K/A filed April 18, 1997 for a further explanation of the acquisition.



Note 3:    Long-Term Debt
---------  --------------

     Long-Term Debt represents obligations of the Handi-Pac subsidiary as follows:


                                          June 30, 1997
                                          --------------

     Notes Payable - SBA Loans               $1,064,000
     Other Long-Term payables                   137,000
     Capital Lease payable                      870,000
                                             ----------
                                              2,071,000

     Current Portion of Long-Term Debt         (422,000)
                                             ----------

                                             $1,649,000
                                             ==========

     As of June 30, 1997, there was no other bank debt for the other subsidiaries.

     There is currently a letter of credit facility available for $500,000 secured by the Company's cash resources. The Company has allowed its bank line of credit to expire since there was no present need for a line of credit and the Company was not willing to bear the expense of maintaining same.

     The Company has not had any borrowings under a former credit agreement for several years, and does not anticipate any borrowings in the immediate future.

Note 4:  Computation of income per common share for the comparative three month
-------
and six month periods ended June 30, 1997 and June 30, 1996, was based on 2,695,256 common shares and 2,708,056 common shares outstanding, being the average number of shares outstanding during the respective periods.

Note 5:  The following Pro Forma information gives effect to the assumption that
-------
the purchase acquisition of Handi-Pac was consummated at January 1, 1996 and compares three month and six month Pro Forma 1997 results with the comparable 1996 results. The results are not necessarily indicative since the Registrant had no control of Handi-Pac operations prior to the purchase.

                                                         EXX Inc. and Subsidiaries
                                                         --------------------------
                                                            Pro Forma Information
                                                            ---------------------
                                       For The Three-Month Period Ended       For the Six-Month Period Ended
                                       -----------------------------------    ------------------------------
                                       June 30, 1997         June 30, 1996    June 30,1997     June 30, 1996
                                       -------------       ---------------    ------------     -------------
                                        (Actual)              (Pro Forma)      (Pro Forma)       (Pro Forma)
Net Sales                              $ 5,852,000           $ 6,121,000      $ 12,176,000     $ 11,792,000

Net (Loss)                                 (73,000)             (488,000)         (369,000)      (1,314,000)

Net (Loss) Per Common Share                   (.03)                 (.18)             (.14)            (.49)


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

         A.   Results of Operations
              ---------------------

              Results for 1997 include the Handi-Pac operations acquired February 3, 1997.

          Sales for the second quarter of 1997 were $5,852,000 compared to $4,844,000 in 1996, a 21% increase. For the six month period, 1997 sales were $11,983,000 compared to $9,579,000 in 1996, a 25% increase. The Toy Segment's second quarter sales totaled $3,310,000 compared to $2,258,000 in 1996 while the six month 1997 sales totaled $7,042,00 compared to $4,384,000, a 61% increase from the prior period. The Mechanical equipment group's second quarter sales totaled $2,542,000 compared to $2,586,000, a 2% reduction while the six month Mechanical equipment group sales totaled $4,941,000 compared to $5,195,000 in 1996, a 5% reduction.

          Second quarter 1997 Toy Segment sales continue to reflect a small increase without the inclusion of Handi-Pac. Management is progressing in its challenge to improve the results of the Toy Group. Special attention is being given to the synergies that exist within the group. In addition, certain management changes are being instituted to better coordinate the Group's day to day operations. Management is also attempting to positively pursue its market share in spite of the continued negative sales climate and lack of significant new licenses.

          The second quarter Mechanical Equipment Group sales while slightly less than the prior year's quarter, shows indications of a pickup in business which should carry through the third quarter and possibly through the remainder of the year. Management remains hopeful that the introduction of several new and/or enhanced products by our TX subsidiary will improve sales and profits in the near to mid-term future.

          Operating losses were $218,000 compared to operating losses of $592,000 during the second quarter of 1996. The reduction in the loss was due primarily to cost reductions in the toy segment.

          Interest expense was $52,000, compared to $-0- in the same period last year. There was no bank debt in the second quarter other than at the Handi-Pac subsidiary.

          The net loss for the second quarter of 1997 was $73,000 or 3 cents per share, compared to a net loss of $337,000 or 12 cents per share in the comparable period of 1996.

              Please refer to Note 2 for a further explanation of the Handi-Pac acquisition which occurred February 3, 1997.

         B.   Liquidity and Capital Resources
              -------------------------------

          At June 30, 1997 the Registrant had working capital of approximately $6,731,000 and a current ratio of 2.1 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $1,064,000 of debt outstanding with the SBA. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


PART II. OTHER INFORMATION

         Not applicable.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXX INC



                                      By: /s/ David A. Segal
                                          -----------------------------
                                          David A. Segal
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:     August 12, 1997