Form 10-Q
period 1997-09-30
EXX INC/NV/
filed 1997-11-13
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934

For the quarterly period ended September 30, 1997 or
                               ------------------

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

For the transition period from             to
                               -----------    ----------------------------------

    Commission file number           1-5654
                           -----------------------------------------------------

                                    EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

      Nevada                                 88-0325271
  --------------------------------      ----------------------------------------
(State or Other Jurisdiction of              (IRS Employer
Incorporation or Organization)               Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada           89119-5263
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

Yes     X   NO
      -----    -----

Number of shares of common stock outstanding as of September 30, 1997:
2,027,942 Class A Shares and 667,314 Class B Shares.
---------                    -------

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

A. Balance Sheets

  ASSETS                           Sept. 30, 1997  December 31, 1996
  ------                           --------------  -----------------
                                     (unaudited)       (audited)
CURRENT ASSETS:


Cash and cash equivalents             $ 2,768,000     $ 3,092,000
Short term investments                  1,800,000       1,800,000
Accounts receivable, less
  allowances of $977,000
  and $872,000                          2,043,000       2,284,000

Inventories, at lower of cost or
  market:

Raw materials                             482,000         563,000
Work in process                           182,000         176,000
Finished goods                          3,346,000       2,312,000
                                      -----------     -----------
                                        4,010,000       3,051,000

Other current assets                    1,097,000         705,000
Prepaid income taxes                      750,000         599,000
Deferred income taxes                     535,000         535,000
                                      -----------     -----------

    TOTAL CURRENT ASSETS               13,003,000      12,066,000

Property, plant and equipment,
  at cost:

Land                                       47,000          35,000
Buildings and improvements              2,392,000       1,179,000
Machinery and equipment                 7,392,000       6,087,000
                                      -----------     -----------
                                        9,831,000       7,301,000

Less accumulated depreciation
  and amortization                      6,873,000       6,471,000
                                      -----------     -----------
                                        2,958,000         830,000

Other assets                              672,000         523,000
                                      -----------     -----------

TOTALS                                $16,633,000     $13,419,000
                                      ===========     ===========


See Notes to Financial Statements      2

 LIABILITIES                                 Sept. 30, 1997    December 31, 1996
 -----------                                 --------------    -----------------
                                               (unaudited)         (audited)
CURRENT LIABILITIES:


Accounts payable and other
  current liabilities                            $5,537,000         $4,018,000
Current portion - Long-Term debt                    422,000                  -
                                                 ----------         ----------

     TOTAL CURRENT LIABILITIES                    5,959,000          4,018,000
                                                 ----------         ----------

LONG-TERM LIABILITIES:


  Deferred income taxes                             260,000            260,000
  Long term debt                                  1,561,000                  -
                                                 ----------         ----------
                                                  1,821,000            260,000
                                                 ----------         ----------

STOCKHOLDERS' EQUITY
--------------------


Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  2,787,318 shares issued                            28,000            28,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  929,106 shares issued                               9,000             9,000

Capital in excess of par value                    3,993,000         3,993,000

Retained earnings                                 5,748,000         6,036,000

Less treasury stock at cost:
759,376 shares of Class A Common stock &
261,792 shares of Class B Common stock             (925,000)         (925,000)
                                                -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                        8,853,000         9,141,000
                                                -----------       -----------

TOTALS                                          $16,633,000       $13,419,000
                                                ===========       ===========



See Notes to Financial Statements      3

B. STATEMENTS OF INCOME


                               For The Three-Month Period Ended  For the Nine-Month Period Ended
                               --------------------------------  -------------------------------
                               Sept. 30, 1997  Sept. 30, 1996    Sept. 30, 1997  Sept. 30, 1996
                               --------------  --------------    --------------  --------------
Net sales                         $5,001,000      $5,088,000       $16,984,000     $14,667,000

Cost of sales                      3,968,000       3,394,000        12,392,000      10,910,000
                                  ----------      ----------       -----------     -----------

Gross profit                       1,033,000       1,694,000         4,592,000       3,757,000

Selling, general and
administrative expenses            1,232,000       2,040,000         5,344,000       5,644,000
                                  ----------      ----------       -----------     -----------

Operating profit (loss)             (199,000)       (346,000)         (752,000)     (1,887,000)

Interest expense                      31,000             ---           119,000          25,000

Other income                         192,000          53,000           432,000         222,000
                                  ----------      ----------       -----------     -----------

Income (loss) before provision
  for income taxes                   (38,000)       (293,000)         (439,000)     (1,690,000)
                                  ----------      ----------       -----------     -----------

Provision (credit) for
  income taxes                       (13,000)       (100,000)         (151,000)       (575,000)
                                  ----------      ----------       -----------     -----------

Net income (loss)                 $  (25,000)     $ (193,000)      $  (288,000)    $(1,115,000)
                                  ==========      ==========       ===========     ===========

Income (loss) per
common share:                     $     (.01)     $     (.07)      $      (.11)    $      (.41)
                                  ==========      ==========       ===========     ===========


See Notes to Financial Statements      4

C.  STATEMENTS OF CASH FLOW

                                                            For the Nine-Month Period Ended
                                                            -------------------------------
                                                            Sept. 30, 1997   Sept. 30, 1996
                                                            --------------   --------------
Operating activities:
Net income (loss)                                               $ (288,000)     $(1,115,000)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Depreciation                                                       480,000          258,000
Amortization of intangibles                                        180,000          197,000
Deferred income taxes                                                  ---              ---
Provision for bad debts                                             27,000           22,000
Increase (decrease) in cash attributable to changes in
   assets and liabilities:
      Accounts receivable                                          591,000          387,000
      Inventories                                                  384,000          508,000
      Other current assets                                        (279,000)        (679,000)
      Prepaid income taxes                                        (151,000)             ---
      Other assets                                                  74,000         (217,000)
      Accounts payable and other
        current liabilities                                       (805,000)        (525,000)
      Deferred income taxes                                            ---              ---
                                                                ----------      -----------

Net cash provided by (used in) operating activities                213,000       (1,164,000)
                                                                ----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment,net                          (81,000)        (216,000)
   Proceeds from maturities of short-term investments, net             ---              ---
   Purchase of short-term investments                                  ---       (1,987,000)
   Proceeds from notes receivable                                      ---          159,000
   Purchase of common stock less cash acquired                      26,000              ---
   Purchase of notes                                              (350,000)             ---
                                                                ----------      -----------

Net cash provided by (used in) investing activities               (405,000)      (2,044,000)
                                                                ----------      -----------

Cash flows (used in) financing activities:
   Long term debt                                                 (132,000)             ---
   Purchase of treasury stock                                          ---           (4,000)
                                                                ----------      -----------

Net cash (used in) financing activities                           (132,000)          (4,000)
                                                                ----------      -----------

Net increase (decrease) in cash and cash equivalents              (324,000)      (3,212,000)

Cash and cash equivalents
   beginning of period                                           3,092,000        4,728,000
                                                                ----------      -----------

Cash and cash equivalents,
   end of period                                                $2,768,000      $ 1,516,000
                                                                ==========      ===========

See Notes to Financial Statements      5

                                                      For the Nine-Month Period Ended
                                                      -------------------------------
                                                     Sept. 30, 1997    Sept. 30, 1996
                                                     --------------    --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash Paid during the year for:
  Interest                                                  $97,000           $25,000
  Income taxes                                                  ---               ---


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                      NONE



See Notes to Financial Statements      6

D.  NOTES TO FINANCIAL STATEMENTS

Note 1:  The unaudited financial statements as of September 30, 1997 and 1996
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments are of a normal recurring nature. Certain financial information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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


Note 3:    Long-Term Debt
-------    --------------

     Long-Term Debt represents obligations of the Handi-Pac subsidiary as follows:

                                           Sept. 30, 1997
                                           --------------

     Notes Payable - SBA Loans                $  979,000
     Other Long-Term payables                    136,000
     Capital Lease payable                       868,000
                                              ----------
                                               1,983,000

     Current Portion of Long-Term Debt           422,000
                                              ----------

                                              $1,561,000
                                              ==========

     As of September 30, 1997, there was no other long-term debt for the other subsidiaries.

     There are currently letter of credit facilities available totalling $650,000 secured by the Company's cash resources. The Company has allowed its bank line of credit to expire since there was no present need for a line of credit and the Company was not willing to bear the expense of maintaining same.

     The Company has not had any borrowings under a former credit agreement for several years, and does not anticipate any borrowings in the immediate future.


See Notes to Financial Statements      7

Note 4:  Computation of net loss per common share for the comparative three
-------
month and nine month periods ended September 30, 1997 and September 30, 1996, was based on 2,695,256 common shares and 2,695,256 common shares (1997) and 2,707,789 common shares and 2,707,966 common shares (1996) outstanding, being the average number of shares outstanding during the respective periods.

Note 5:  The following Pro Forma information gives effect to the assumption that
-------
the purchase acquisition of Handi-Pac was consummated at January 1, 1996 and January 1, 1997 and compares three month and nine month Pro Forma 1997 results with the comparable 1996 results. The results are not necessarily indicative since the Registrant had no control of Handi-Pac's operations prior to the purchase.


                                                         EXX INC and Subsidiaries
                                                         ------------------------
                                                           Pro Forma Information
                                                           ---------------------
                                    For The Three-Month Period Ended    For the Nine-Month Period Ended
                                    --------------------------------    -------------------------------
                                    Sept. 30, 1997     Sept. 30, 1996   Sept. 30,1997     Sept. 30, 1996
                                    --------------     --------------   -------------     --------------
                                      (Actual)           (Pro Forma)     (Pro Forma)        (Pro Forma)
Net Sales                             $ 5,001,000         $ 6,429,000    $ 17,177,000       $ 18,221,000

Net (Loss)                                (25,000)           (429,000)       (344,000)        (2,172,000)

Net (Loss) Per Common Share                  (.01)               (.16)           (.13)              (.80)


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
Results of Operations
---------------------

          A.   Results of Operations
               ---------------------

          The following management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results of those currently anticipated.

          Results for 1997 include the Handi-Pac operations acquired February 3, 1997.

          Sales for the third quarter of 1997 were $5,001,000 compared to $5,088,000 in 1996, a 2% decrease. For the nine month period, 1997 sales were $16,984,000 compared to $14,667,000 in 1996, a 16% increase. The Toy Segment's third quarter sales totaled $2,359,000 compared to $2,545,000 in 1996 while the nine month 1997 sales totaled $9,401,00 compared to $6,929,000, a 36% increase from the prior period. The Mechanical equipment group's third quarter sales totaled $2,642,000 compared to $2,543,000 in 1996, a 4% reduction while the nine month Mechanical equipment group sales in 1997 totaled $7,583,000 compared to $7,738,000 in 1996, a 2% reduction.

          The third quarter Toy Group sales were reduced from the prior year's quarterly sales due to seasonal factors and a negative sales climate. On a nine month basis, Toy Group sales were higher than the comparable prior period due to the inclusion of Handi-Pac. Management continues to progress in it's challenge to improve the results of the Toy Group. In this regard, during the third quarter, 1997, a wholly-owned subsidiary acquired the assets of Confectionery and Novelty Design International, LLC ("CANDI"), a Northbrook, IL maker of candy-filled toy products. While this acquisition was not a material purchase, it represents a step to improving overall results. In addition, with certain management changes currently in process, it is hoped that improved results will be forthcoming. Management continues to attempt to pursue its market share in spite of the continuing negative sales climate and lack of significant new licenses.

          The third quarter 1997 Mechanical Equipment Group sales reflect a small increase as compared to the prior year's quarter, while the nine month comparative sales are about 2% less than last year. The changes in sales were due to minor variations in order patterns.

          Operating losses were $199,000 for the 1997 third quarter compared to operating losses of $346,000 during the third quarter of 1996. For nine months, the operating losses were $752,000 in 1997 compared to operating losses of $1,887,000 in 1996. The reduction of operating losses both for the comparable quarters and nine months to date relates primarily to cost reductions instituted in the Toy Segment during the 1997 year.

          Interest expense was $31,000 for the quarter compared to $-0- in the same period last year. For the nine month period, interest expense was $119,000 compared to $25,000 last year. The interest expense for the quarter and nine months in 1997 all relates to the Handi-Pac subsidiary.

          The net loss for the third quarter of 1997 was $25,000 compared to a net loss of $193,000 for the comparable 1996 third quarter. For the nine months 1997, the net loss was $288,000 compared to a net loss of $1,115,000 in 1996 .

          Please refer to Note 2 for a further explanation of the Handi-Pac acquisition which occurred February 3, 1997.

         B.   Liquidity and Capital Resources
              -------------------------------

              For the nine months ended September 30, 1997, the Company generated $213,000 from operating activities as compared to a use of $1,164,000 in the corresponding period of the preceding year. The principle reason for the increased cash flow in 1997 is the lower net loss in the 1997 period. For the nine months ended September 30, 1997, the Company used $405,000 for investing activities, principally for the purchase of notes. In the corresponding period of the preceding year, the Company used $2,044,000 for investing activities, principally for the purchase of short-term investments. Cash flows used in financing activities during the nine months ended September 30, 1997 of $132,000 relate to the payment of long-term debt.

              At September 30, 1997 the Registrant had working capital of approximately $7,044,000 and a current ratio of 2.2 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $979,000 of debt outstanding with the SBA. Also, as described in Notes to Financial Statements, in February, 1997, a subsidiary of the Registrant paid $50,000 for the outstanding stock of Handi-Pac and in addition another subsidiary purchased $350,000 of Handi-Pac's promissory notes as part of the acquisition. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


PART II. OTHER INFORMATION

         Not applicable.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EXX INC



                                   By: /s/ David A. Segal
                                       -----------------------------
                                       David A. Segal
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       Chief Financial Officer


Date:     November 13, 1997