Form 10-K405
period 1997-12-31
EXX INC/NV/
filed 1998-03-31
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K


(Mark One)

   X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
 -----
Act of 1934

For the fiscal year ended  December 31, 1997  or
                          ------------------
_____Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________________________to________________________
Commission file number                      1-5654
                             ---------------------------------------------------


                                   EXX  INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Nevada                                            88-0325271
-------------------------                ----------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

1350 East Flamingo Road, Suite 689
Las Vegas, Nevada                               89119-5263
------------------------------                --------------
(Address of Principal Executive Offices)        (Zip Code)

                                 702-598-3223
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Each Exchange
     Title of each class                            on Which Registered
     -------------------                            ---------------------

Common Stock Par Value $.01 Class A                  American Stock Exchange
-----------------------------------------           ------------------------

Common Stock Par Value $.01 Class B                  American Stock Exchange
-----------------------------------------            -----------------------

Securities registered pursuant to Section 12(g) of the Act:
                                     None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No___
                                             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of March 20, 1998: 2,027,942 Class A shares and 667,314 Class B shares(exclusive of
                ---------                    -------
759,376 Class A shares  and 261,792 Class B shares held in registrant's
-------                     -------
treasury).  Of the shares outstanding, 1,084,208 Class A shares and 352,736
                                       ---------                    -------
Class B shares are held by non-affiliates. The market value of the shares held by non-affiliates is $4,155,628 based on $3.00 and $2.56 per share, respectively of the closing price of the registrant's Class A and Class B common stock on the American Stock Exchange on March 20, 1998.

Documents incorporated by reference are: Registrant's Proxy Statement dated April, 1998 for the Annual Meeting of Stockholders to be held in May, 1998, Form 8-K Report dated February 3, 1997, and Form 10-K Report for the year ended December 31, 1996 dated March 31, 1997. Form S-4 Registration Statement dated July 25, 1994 and Form S-4 Amendment No. 1 dated August 16, 1994.

                                    PART 1
                                    -------

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

     In February 1997, the Company (through a newly-formed subsidiary acquired all the outstanding capital stock of Handi Pac, Inc., d/b/a Steven Manufacturing Co. (Handi Pac). Handi Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and educational toys. (See Footnote 3 to the Consolidated Financial Statements for a further explanation). In addition during the third quarter 1997, a wholly-owned subsidiary acquired the assets of Confectionery and Novelty Design International, LLC ("CANDI"), a Northbrook, IL maker of candy-filled toy products. While this acquisition was not a material purchase, it adds a complimentary product to the business mix.

     EXX, through its subsidiaries, is engaged in the design, production and sale of consumer goods in the form of "impulse toys", watches and kites. In addition, it is engaged in the design, production and sale of electric motors geared toward the (OEM) original equipment market, and the design, production and sale of cable pressurization equipment sold to the telecommunications industry. It formerly manufactured machine tools and machine tool replacement parts. It continues to receive royalty income from machine tools and replacement parts as part payment for its sale of a subsidiary's assets. Continuing operations are conducted through six wholly-owned subsidiaries.

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

     Gordy's sales are derived from both proprietary and licensed products. In prior years, some of the products covered by the Power Ranger license caused sales to materially increase due to strong consumer demand. During the past year, there were no licenses that individually had a material effect on sales. Trademarks and related molds are developed in line with specific licenses. There are currently no significant licenses that are material to the Toy line.

     The majority of the merchandise is manufactured in the Far East to Gordy's specifications and shipped as required. No difficulties have been encountered in obtaining sources for the products, nor are any expected for the current year.

     Inventories are maintained for anticipated orders. Gordy believes that its practices relating to all working capital items, including its inventory practices, do not materially differ from those used by other companies in similar endeavors and comparable in size to Gordy.

     Gordy operates in a highly competitive market. It competes with many other companies, some of which have substantially greater resources and assets than Gordy.

     In February, 1994, Hi-Flier Inc., a newly formed subsidiary of SFM, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years. This acquisition strengthened the Company's toy segment by providing product lines that compliment those of the Henry Gordy International Inc. subsidiary.

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

     Raw material inventories for Howell are maintained largely for known requirements, i.e., they are held for firm orders, or, in the case of certain items with a variety of applications to Howell's products, are held for anticipated orders. Inventories of finished goods consist predominately of products ready for shipment. Howell believes that its practices relating to all working capital items, including its inventory practices, do not materially differ from those used by other companies in similar endeavors and comparable in size to Howell.

     Howell is in a highly competitive business, and believes that it is not a very significant factor in the industry. It competes with many other companies which have significantly greater assets and resources.

     In April, 1994, TX Systems Inc., a newly formed subsidiary of EXX, acquired the operating assets and businesses of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the Cable Pressurization and Monitoring Systems business. The TX Systems Inc. acquisition together with the activities of another newly formed subsidiary - TX Technology Corp. - broadened our activities in the capital goods segment, allowing us entry to the dynamic and rapidly growing telecommunications industry. The TX Companies operate the cable pressurization and monitoring system business.

     The business provides means to prevent telecommunications signal reductions through use of cable pressurization equipment and equipment to monitor cable pressure, as well as equipment to report the results of the monitoring over telephone lines.

     Material Customers.
     ------------------

     The registrant's business is not dependent to a material extent on any single customer or group of customers.

     Employees.
     ---------

     The registrant employs approximately 180 full-time employees, of whom approximately 63 are employed by Howell, 15 by TX Technology Corp., 65 by Gordy, 35 by Handi Pac, and 2 for all other activities of the registrant combined.

Item 2.  Properties.
-------------------

         SFM Corp., the registrant's wholly-owned subsidiary, owns a brick and masonry building in Plainfield, New Jersey containing approximately 120,000 square feet of manufacturing area and 10,000 square feet of office space, where the operations of Howell and Gordy are located.

         The registrant, through a subsidiary, currently leases 11,000 square feet of warehousing and office space in Randolph, New Jersey for its telecommunication operations. Also, the registrant through its Handi Pac subsidiary leases a 90,000 square foot facility under a capital lease arrangement with an option to purchase. In addition, the registrant's subsidiaries lease office and/or showroom space in New York City, Dallas, Texas and Las Vegas, Nevada.

         The registrant considers its facilities and the equipment contained therein adequate and suitable to meet its current and foreseeable requirements.

Item 3.  Legal Proceedings.
--------------------------

         None other than in the normal course of business.

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

                                    Part II
                                    -------


Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters.
-------

     Principal Market:  American Stock Exchange
     ------------------------------------------

     Quarterly Price Information
     ---------------------------


                              1997                          1996
                              -----                         -----

                     Class A         Class B         Class A       Class B
                     -------         -------         -----         -------
                  High     Low    High     Low    High    Low   High     Low
                  ----    -----  -------  -----   ----   -----  ----     -----
First Quarter     4-7/8    2-3/4  4-3/8  2-13/16  9      4-5/8  8-1/4    4-1/8
Second Quarter    4-3/4    2      4-5/8    2-1/8  6-7/8  4-1/4  6-1/2    4-1/4
Third Quarter     6-1/8    2-1/2  5-3/4    2-3/8  4-5/8  2-1/2  4-1/4    2-3/8
Fourth Quarter    5-1/2    2-7/8  5        2-3/4  8-7/8  1-3/4  8-3/8    1-7/8


          Stockholders: As of March 20, 1998, it is estimated that there were
          ------------
approximately 1,100 stockholders of record of Class A shares and 500 stockholders of record of Class B shares.

          Dividend Information:  No dividends were paid in 1997 or 1996.
          --------------------

          There is no present restriction on the registrant's ability to pay dividends. The registrant deems the use of corporate funds for day to day needs to be in the best interest of the registrant. There is no present intention to make any dividend payments.

Item 6.  Selected Financial Data.
--------------------------------

Sales and Income         1997         1996         1995        1994          1993
----------------         ----         ----         ----        ----          ----
Net sales             $22,324,000  $19,746,000  $30,522,000  $45,490,000  $18,037,000
Net Income (loss)        (233,000)  (1,624,000)   2,330,000    2,682,000      611,000


Per Share Data (A)
--------------
   Basic and diluted
    income (loss)          $ (.08)      $ (.60)      $  .86       $  .99       $  .23
   Cash dividends declared     --           --           --           --           --
   Book value                3.31         3.38         3.99         3.13         2.14


Financial Position
------------------
  Current assets     $12,961,000   $12,066,000  $13,591,000  $16,191,000  $6,518,000
  Total Assets        15,851,000    13,419,000   15,418,000   17,640,000   7,972,000

  Current liabilities  4,822,000     4,018,000    4,372,000    8,857,000   1,869,000

  Current ratio         2.7 to 1      3.0 to 1     3.1 to 1     1.8 to 1    3.5 to 1

  Working capital      8,139,000     8,048,000    9,219,000    7,334,000   4,649,000
  Property and
   equipment, net      2,586,000       830,000      998,000      710,000     622,000
  Long-term debt       1,793,000        - 0 -        - 0 -        - 0 -       - 0 -
  Stockholders' equity 8,918,000     9,141,000   10,793,000    8,463,000   5,781,000






(A) As adjusted for a four-for-one stock split effective October 21, 1994, Class A and Class B shares retroactively shown.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

    The following management's discussion and analysis of results of operations and financial condition contains certain forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results and those currently anticipated.

    Results for 1997 include the Handi Pac operations acquired February 3, 1997.

1997 Compared to 1996
---------------------

    Net sales in 1997 were $22,324,000 compared to $19,746,000 which was an increase of $2,578,000. This year's sales represent a 13% increase from the prior year sales. The Toy Segment's sales were $12,162,000 compared to $9,505,000 in 1996, an increase of $2,657,000. The current year's sales represent a 28% increase from the prior year sales. The Mechanical Equipment Group had total sales of $10,162,000 in 1997 compared to $10,242,000 in 1996, a decrease of $79,000. The current year sales represent 99% of the prior year sales.

    Gross profit was $5,767,000 compared to last year's $4,135,000, an increase of $1,632,000. The Toy Segment accounted for a $1,540,000 increase in gross profit while the Mechanical Equipment Group accounted for the remaining difference. Gross profit as a percentage of sales increased from 26% compared to last year's 21% because of the higher gross profit percentage earned by the Toy Segment.

    Selling and G&A expenses were $6,531,000, a decrease of $360,000 from $6,891,000 in 1996. The decrease in expenses directly relates to the implementation of tighter management controls.

    The operating loss of $763,000 represented a reduction of $1,993,000 from the prior year's operating loss of $2,756,000. The Toy Segment's operating loss of $1,152,000 represented a reduction of $1,129,000 from a loss of $2,281,000 in 1996 while the Mechanical Equipment Group generated operating income of $819,000, an increase of $530,000 from 1996. Corporate and other operating expenses decreased to $431,000 from $764,000 last year.

    Interest expense increased to $145,000 from $25,000 in the prior year, which mostly related to interest-bearing debt of the Handi Pac acquisition during 1997.

    The Company generated a net loss of $223,000 or $.08 per A & B share compared to a net loss of $1,624,000 or $.60 per Share A & B share in 1996.

    The Company reported a net deferred tax asset of $226,000 at December 31, 1997. Management believes this asset will be realized by taxable earnings in the future.

    As noted previously, in 1997, Handi Pac operations have been included with the Toy Segment and on a combined basis have resulted in a sales increase. The general climate in the toy industry has been flat for the past few years, making it difficult for the Toy Group management to improve its results. During the third quarter of 1997, a wholly-owned subsidiary acquired the assets of Confectionery & Novelty Design International, LLC ("CANDI") a Northbrook, IL maker of candy-filled toy products. While not a material acquisition, it represents a step toward expanding the Company's product line. During the year, certain management changes have been initiated in the Toy Segment. Management itself continues to review opportunities to enhance its market share in light of the challenges enumerated and the lack of significant new licenses.

    The Mechanical Equipment Group operations continue to reflect a softening of the Telecommunication equipment market. Management has been working to broaden existing markets and pursue new markets through enhanced and new products. The Motor operations continue to incur heavy competition in a limited market, but with some success in market share. Management anticipates the group on an overall basis will be profitable in the coming year.

    Please refer to Footnote 3 for a further explanation of the Handi Pac acquisition which occurred February 3, 1997.

1996 Compared to 1995
---------------------

    Net sales in 1996 were $19,746,000 compared to $30,522,000 which was a decrease of $10,776,000. This year's sales represents 65% of the prior year sales. The Toy Segment's sales were $9,505,000 compared to $21,373,000 in 1995, a decrease of $11,868,000. The current year's sales represent 44% of the prior year sales. The Mechanical Equipment Group had total sales of $10,241,000 in 1996 compared to $9,149,000 in 1995, an increase of $1,092,000. The current year sales represent 112% of the prior year sales.

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

    The Company reported a net deferred tax asset totaling $275,000 at December 31, 1996. Management believes this asset will be realized by taxable earnings in the future.

    1996 was truly a year of retrenchment for the Toy Division. The reduction in sales continued mainly due to the lackluster results from the Mighty Morphin Power Rangers license. The lack of successful new licenses during the year is reflective of the industry and consumer market. Management continues to review and add to its licensing structure based on new items in the market. Management can make no prediction regarding the availability of new licenses or their acceptance in the marketplace.

    The Mechanical Equipment group sales increase relates to the Howell segment, solidifying its market share. The decrease in operating profit in the Group reflects a soft market in the Telecommunications industry. Management anticipates that the Mechanical Equipment Group will remain profitable in the coming year.

Liquidity and Sources of Capital
--------------------------------

    During 1997, the Company generated $1,688,000 of cash flows from operating activities compared to $450,000 in 1996 which was due to a decrease in the net loss of $1,401,000, a reduction of inventories of $1,121,000, and an offsetting decrease in accounts payable and other current liabilities of $1,002,000.

    In 1997 and 1996, the Company's investing activities used cash of $456,000 and $1,015,000, respectively. The primary use of cash in 1997 was for the purchases of $132,000 for property and equipment and the acquisition of a business for a net investment of $324,000. In 1996, the Company purchased $1,800,000 of short-term investments which was offset by $989,000 of proceeds from maturities of these short-term investments and the purchases of $272,000 of property and equipment.

    During 1997 and 1996, the Company's financing activities used cash of $670,000 and $1,071,000, respectively. In 1997, the Company acquired a business and made payments on those notes payable of $670,000. In 1996, the Company repaid a note payable due to an officer for $1,043,000 and purchased treasury stock for $28,000.

    At the end of 1997, the Company had working capital of approximately $8,139,000 and a current ratio of 2.7 to 1. During the year 1997, there was no open credit facility. Subsequent to year end, the Registrant opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Registrant's money market funds. The Company considers this line and its cash and short term investments of $5,454,000 to be adequate for its current operating needs.

    The Company has no present plans that will require material capital expenditures for any of the Company's businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations.

    The Company believes the effects of inflation will not have a material effect on its future operations.

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in the Company's financial statements.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of a Business and Related information." This Statement establishes revised standards for the reporting of financial information about a Company's operating segments for both interim and annual reporting.

    These statements, which will be adopted by the Company in 1998, affect financial statement presentation and disclosure but will not have an impact on the Company's consolidated financial position or results of operations.

Item 8.   Financial Statements
------------------------------

    The financial statements required by this item may be found beginning with the index page on page F-1 immediately following the signature page.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
        Financial Disclosure.
        ---------------------

         None

Part III
--------

    In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those sections, to the extent applicable, has been included in the registrant's Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. The Proxy Statement is herein incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------



                                    Part IV
                                    -------

Item 14.  Exhibits, Schedules to Financial Statements and Reports
-----------------------------------------------------------------
          on Form 8-K.
          -----------

     (a)  1.   Financial Statements
               --------------------

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows

          2.   Schedules to Financial Statements
               ---------------------------------

               II - Valuation and Qualifying Accounts and Reserves

          3.   Exhibits
               --------

               Exhibit No.    Description
               -----------    -----------

                2.1           Agreement of Merger and Plan of Reorganization,
                              EXX INC                                   (1)

                2.2           Amendment to Agreement of Merger and Plan of
                              Reorganization, EXX INC                   (2)

                3.1           Articles of Incorporation, EXX INC        (1)

               10.1 Amendment dated March 27, 1998 to Employment Agreement with Davd A. Segal

               (1) Incorporated by reference to Form S-4 Registration
                   Statement dated July 25, 1994.

               (2) Incorporated by reference to Form S-4 Amendment No. 1  dated
                   August 16, 1994.

     (b)  Reports on Form 8-K
          -------------------

          Not applicable.

     (c)  See Item (a)3. above

     (d)  Not applicable

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EXX INC


By:  /s/ DAVID A. SEGAL
     -------------------------------------
     David A. Segal, Chairman of the Board

Date: March 31, 1998
      ------------------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ JERRY FISHMAN
     -------------------------------------
     Jerry Fishman, Director

Date: March 31, 1998
      ------------------------------------


By:  /s/ NORMAN H. PERLMUTTER
     -------------------------------------
     Norman H. Perlmutter, Director

Date: March 31, 1998
      ------------------------------------


By:  /s/ FREDERIC REMINGTON
     -------------------------------------
     Frederic Remington, Director

Date: March 31, 1998
      ------------------------------------


By:  /s/ DAVID A. SEGAL
     ---------------------------------------
     David A. Segal, Chief Executive Officer
     Chief Financial Officer
     Chairman of the Board

Date: March 31, 1998
      ------------------------------------

EXX INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (ITEMS 8 AND 14(A))

--------------------------------------------------------------------------------

                                                                   PAGE NO.

(1)   FINANCIAL STATEMENTS

      INDEPENDENT AUDITORS' REPORT                                      F-2

      CONSOLIDATED FINANCIAL STATEMENTS
        Balance Sheets
        December 31, 1997 and 1996                                      F-3

        Statements of Operations
        Years Ended December 31, 1997, 1996 and 1995                    F-4

        Statements of Stockholders' Equity
        Years Ended December 31, 1997, 1996 and 1995                    F-5

        Statements of Cash Flows
        Years Ended December 31, 1997, 1996 and 1995                F-6 - 7

        Notes to Consolidated Financial Statements                 F-8 - 22


(2)   FINANCIAL STATEMENT SCHEDULE
        II - Valuation and Qualifying Accounts and Reserves             S-1



OTHER SCHEDULES ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED OR BECAUSE THE REQUIRED INFORMATION IS GIVEN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXX INC and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 6, 1998

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
December 31,                                      1997               1996
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $     3,654,000   $     3,092,000
  Short-term investments                         1,800,000         1,800,000
  Accounts receivable, less allowances of
   $481,000 in 1997 and $872,000 in 1996         2,620,000         2,284,000
  Inventories, net                               3,272,000         3,051,000
  Other current assets                             741,000           705,000
  Refundable income taxes                          330,000           599,000
  Deferred income taxes                            544,000           535,000
                                           -----------------------------------
       Total current assets                     12,961,000        12,066,000

PROPERTY AND EQUIPMENT, net                      2,586,000           830,000

OTHER ASSETS                                       304,000           523,000
                                           -----------------------------------
                                           $    15,851,000   $    13,419,000
                                           ===================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable, current portion           $        93,000   $          -
  Accounts payable and other current
    liabilities                                  4,729,000         4,018,000
                                           -----------------------------------
       Total current liabilities                 4,822,000         4,018,000
                                           -----------------------------------

LONG-TERM LIABILITIES

  Notes payable, less current portion            1,793,000
  Deferred income taxes                            318,000           260,000
                                           -----------------------------------
                                                 2,111,000           260,000
                                           -----------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, Class A, $.01 par value,
   authorized 25,000,000 shares,
   issued 2,787,318 shares                          28,000            28,000
  Common stock, Class B, $.01 par value,
   authorized 1,000,000 shares
   issued 929,106 shares                             9,000             9,000
  Capital in excess of par value                 3,993,000         3,993,000
  Retained earnings                              5,813,000         6,036,000
  Less treasury stock, 759,376 shares
   of Class A common stock and 261,792
   shares of Class B common stock, at cost        (925,000)         (925,000)
                                           -----------------------------------
       Total stockholders' equity                8,918,000         9,141,000
                                           -----------------------------------
                                           $    15,851,000   $    13,419,000
                                           ===================================




See accompanying notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------
Years Ended December 31,                   1997              1996              1995
-----------------------------------------------------------------------------------------
NET SALES                               $22,324,000      $ 19,746,000      $ 30,522,000

COST OF SALES                            16,557,000        15,611,000        19,051,000
                                        -------------------------------------------------
GROSS PROFIT                              5,767,000         4,135,000        11,471,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                  6,531,000         6,891,000         8,281,000
                                       --------------------------------------------------

OPERATING INCOME (LOSS)                    (764,000)       (2,756,000)        3,190,000

INTEREST EXPENSE                           (145,000)          (25,000)          (84,000)

INTEREST INCOME                             347,000           283,000           336,000

OTHER INCOME                                209,000            67,000            88,000
                                       --------------------------------------------------


INCOME (LOSS) BEFORE INCOME TAXES
 (BENEFIT)                                 (353,000)       (2,431,000)        3,530,000

INCOME TAXES (BENEFIT)                     (130,000)         (807,000)        1,200,000
                                       --------------------------------------------------

NET INCOME (LOSS)                      $   (223,000)       (1,624,000)    $   2,330,000
                                       ==================================================

BASIC AND DILUTED INCOME (LOSS)
 PER COMMON SHARE                      $       (.08)    $        (.60)    $         .86
                                       ==================================================


WEIGHTED AVERAGE SHARES OUTSTANDING       2,695,000         2,706,000         2,708,000
                                       ==================================================

See accompanying notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------------------------------------------------------

                                                               CAPITAL IN
                                     COMMON STOCK               EXCESS OF         RETAINED        TREASURY
                                    CLASS A       CLASS B       PAR VALUE         EARNINGS           STOCK              TOTAL
BALANCES,
 January 1, 1995                $    28,000    $    9,000   $   3,993,000    $   5,330,000   $   (897,000)    $     8,463,000

NET INCOME                                                                       2,330,000                          2,330,000
                                ------------------------------------------------------------------------------------------------

BALANCES,
 December 31, 1995                   28,000         9,000       3,993,000        7,660,000       (897,000)         10,793,000

PURCHASE OF TREASURY STOCK                                                                        (28,000)            (28,000)

NET LOSS                                                                        (1,624,000)                        (1,624,000)
                                ------------------------------------------------------------------------------------------------

BALANCES,
 December 31, 1996                   28,000         9,000       3,993,000        6,036,000       (925,000)          9,141,000

NET LOSS                                                                          (223,000)                          (223,000)
                               ------------------------------------------------------------------------------------------------
BALANCES,
 December 31, 1997              $    28,000    $    9,000   $   3,993,000    $   5,813,000   $   (925,000)    $     8,918,000
                               ================================================================================================

See accompanying notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                      1997               1996             1995
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $   (223,000)     $  (1,624,000)    $   2,330,000
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                             956,000            736,000           539,000
    Deferred income taxes                                     200,000            296,000           703,000
    Write-down of notes receivable                                               300,000
    Other                                                                                          (74,000)
    Increase (decrease) in cash attributable to
     changes in assets and liabilities:
      Accounts receivable                                      43,000            (52,000)         (672,000)
      Inventories                                           1,121,000            850,000          (115,000)
      Other current assets                                     54,000            144,000          (383,000)
      Refundable income taxes                                 269,000           (599,000)
      Other assets                                            270,000           (290,000)         (446,000)
      Accounts payable and other current liabilities       (1,002,000)           689,000        (1,660,000)
      Income taxes payable                                                                      (2,942,000)
                                                         --------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         1,688,000            450,000        (2,720,000)
                                                         --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of business net of cash acquired               (324,000)
  Purchases of property and equipment                        (132,000)          (272,000)         (579,000)
  Proceeds from maturities of short-term investments                             989,000         2,267,000
  Purchase of short-term investments                                          (1,800,000)
  Proceeds from notes receivable                                                  68,000           120,000
                                                         --------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (456,000)        (1,015,000)        1,808,000
                                                         --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                                  (670,000)
  Payment of note due officer                                                 (1,043,000)
  Purchase of treasury stock                                                     (28,000)
                                                         --------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                        (670,000)        (1,071,000)
                                                         --------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             562,000         (1,636,000)         (917,000)

CASH AND CASH EQUIVALENTS, beginning of year                3,092,000          4,728,000         5,640,000
                                                         --------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                   $  3,654,000      $   3,092,000      $  4,723,000
                                                         ==================================================

See accompanying notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                  1997              1996              1995
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION, cash paid during the years
for:
  Interest                                          $   148,000       $    120,000       $      7,000
                                                    =================================================
  Income taxes                                      $       -         $        -         $  3,193,000
                                                    =================================================


SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Accrued officer's salary reclassified
   to note payable, officer                         $       -         $        -         $    692,000
                                                    =================================================

See accompanying notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------



 1.  NATURE OF OPERATIONS    EXX INC and Subsidiaries (collectively the Company)
                             operate primarily in the toy and electro mechanical industries. Operations in the toy industry involve the design, production and distribution of consumer goods in the form of toys, watches and kites, which are primarily imported from the Far East.
                             Operations in the electro mechanical equipment industry primarily involve the design, production and sale of capital goods, such as electric motors and cable pressurization equipment, for the telecommunications industry. The Company's electro mechanical products are incorporated into customers' products or are used to maintain customers' equipment.

 2. SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES      Principles of Consolidation

                             The consolidated financial statements include the accounts of EXX INC and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                             Cash, Cash Equivalents and Short-Term Investments

                             The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1997, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The Company's short-term investments are comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The cost of such investments approximates their fair market value. Where the remaining maturity is more than one year, the securities are still classified as short-term investments as the Company's intention is to convert them into cash within one year.

                             Fair Value of Financial Instruments

                             The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate the carrying amounts presented in the accompanying consolidated balance sheets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

 2.  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES
     (CONTINUED)                  Inventories

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

                                  Property and Equipment

                                  Property and equipment are stated at cost and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

                                      Buildings and
                                        improvements           10 - 25 years
                                      Machinery and
                                        equipment               3 - 20 years

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

                                  Advertising

                                  Advertising costs are charged to operations as incurred and were $245,000, $229,000, and $215,000 for 1997, 1996 and 1995,
                                  respectively.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES
   (CONTINUED)                    Research and Development Costs

                                  Expenditures for research and development are charged to operations as incurred and were $244,000, $29,000 and $2,000 for 1997, 1996 and 1995, respectively.

                                  Stock Option Plan

                                  The Company adopted the disclosure
                                  requirements of Statement of Financial
                                  Accounting Standards No. 123, "Accounting for Stock- Based Compensation", effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans.

                                  Income Taxes

                                  The Company complies with Statement of
                                  Financial Accounting Standards No. 109,
                                  "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, and based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

                                  Income (Loss) Per Common Share

                                  Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. Prior period income (loss) per share information has been restated as required by SFAS No. 128.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES
    (CONTINUED)                   Use of Estimates

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

3. ACQUISITION                    In February 1997, the Company (through a
                                  newly-formed subsidiary) acquired all of the outstanding capital stock of Handi Pac, Inc., d/b/a Steven Manufacturing Co. (Handi Pac).
                                  Handi Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and educational toys. The purchase price was $400,000 including the purchase of all outstanding loans due to the former stockholder having an outstanding balance, as adjusted, of $350,000. In addition, the Company granted a five-year option to the seller to purchase 50,000 shares of the Company's Common Stock Class A at an exercise price of $5 per share. In connection with the acquisition, the seller may not compete with the Company in the business of manufacturing or selling toys in the United States, Mexico or Canada for a period of five years. The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of relative fair market value of the assets acquired and the liabilities to which these assets were subject, as follows:

                                    Cash                         $    76,000
                                    Accounts receivable              379,000
                                    Inventories                    1,343,000
                                    Prepaid expenses                  90,000
                                    Property and equipment         2,579,000
                                    Other assets                      51,000
                                    Deferred tax asset               152,000
                                    Accounts payable and other
                                     current liabilities          (1,714,000)
                                    Notes payable                 (2,556,000)
                                                                 -----------
                                                                 $   400,000
                                                                 ===========

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



3. ACQUISITION (CONTINUED)        The following unaudited pro forma combined
                                  statements of operations for 1997 and 1996 give effect to the acquisition of Handi Pac, as if it occurred on January 1, 1996.

                                                        1997           1996

                                   Net sales         $22,517,000    $25,691,000
                                                     ==========================



                                   Net loss          $  (295,000)   $(2,464,000)
                                                     ==========================


                                   Basic and
                                    diluted loss
                                    per common share $      (.11)   $      (.91)
                                                     ==========================



4.  INVENTORIES                   Inventories consist of the following at
                                  December 31, 1997 and 1996:

                                                         1997          1996

                                   Raw materials    $  883,000     $   563,000
                                   Work-in-process     179,000         176,000
                                   Finished goods    2,210,000       2,312,000
                                                    --------------------------
                                                    $3,272,000      $3,051,000
                                                    ==========================

                                  Inventories stated on the LIFO method amounted to $371,000 and $365,000 at December 31, 1997 and 1996, respectively, which amounts are below replacement cost by approximately $366,000 and $381,000, respectively.

                                  During 1997, 1996, and 1995, net income (loss) was not materially affected as a result of using the LIFO method.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

5. PROPERTY AND EQUIPMENT       Property and equipment consists of the
                                following at December 31, 1997 and 1996:

                                                    1997           1996

                                Land             $   47,000     $   35,000
                                Buildings and
                                 improvements,
                                 including
                                 $1,617,000
                                 under a capital
                                 lease in 1997    3,009,000      1,179,000
                                Machinery and
                                  equipment       6,716,000      6,087,000
                                                 -------------------------
                                                  9,772,000      7,301,000
                                Less accumulated
                                 depreciation
                                 and amortization,
                                 including $66,000
                                 under a capital
                                 lease in 1997    7,186,000      6,471,000
                                                 -------------------------

                                                 $2,586,000     $  830,000
                                                 =========================

6. OTHER ASSETS                 Other assets consist of the following at
                                December 31, 1997 and 1996:

                                                       1997          1996

                                 Notes receivable,
                                  less current
                                  portion         $  136,000    $   98,000
                                 Packaging design
                                  costs                  -         253,000
                                 Prepaid pension     168,000       172,000
                                                 -------------------------
                                                  $  304,000    $  523,000
                                                 =========================

                                 During 1996, the Company recorded a $300,000 write-down on the notes receivable to their estimated realizable value.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

7.  NOTES PAYABLE            Notes payable at December 31, 1997 are comprised
                             of the following:

                               Note payable, with monthly
                                payments of approximately
                                $4,000, including interest at
                                4%, through September 2015,
                                collateralized by substantially
                                all assets of a subsidiary          $    551,000

                               Note payable, with monthly
                                payments of approximately
                                $2,000, including interest at
                                4%, through December 2023,
                                collateralized by substantially
                                all of the assets of a subsidiary        422,000

                               Note payable, with monthly
                                installments of approximately
                                $5,900, including interest at
                                9%, through August 1998,
                                collateralized by machinery
                                and equipment                             47,000

                               Capital lease obligation                  866,000
                                                                    ------------
                                                                       1,886,000
                               Less current portion                       93,000
                                                                    ------------
                                                                    $  1,793,000
                                                                    ============

                              Future aggregate required principal
                              payments by year are as follows:

                              YEAR ENDING DECEMBER 31

                                      1998                          $     93,000
                                      1999                                52,000
                                      2000                                64,000
                                      2001                                67,000
                                      2002                                70,000
                              Thereafter                               1,540,000
                                                                    ------------
                                                                    $  1,886,000
                                                                    ============

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

7. NOTES PAYABLE (CONTINUED)      Aggregate minimum lease payments for the
                                  obligation under the capital lease in the years subsequent to December 31, 1997 are as follows:

                                   YEAR ENDING DECEMBER 31

                                           1998                     $     68,000
                                           1999                           69,000
                                           2000                           78,000
                                           2001                           78,000
                                           2002                           78,000
                                   Thereafter                          1,185,000
                                                                    ------------
                                   Total minimum lease payments        1,556,000
                                   Less amount representing
                                     interest                            690,000
                                                                    ------------
                                      Present value of future
                                        minimum lease payments      $    866,000
                                                                    ============

8. ACCOUNTS PAYABLE AND OTHER
   CURRENT LIABILITIES          Accounts payable and other current liabilities
                                consist of the following at December 31, 1997 and 1996:

                                                                       1997             1996
                                  Trade accounts payable      $     1,800,000   $    1,631,000
                                  Payroll and related costs           329,000          410,000
                                  Royalties payable                   601,000          464,000
                                  Commissions payable                 438,000          311,000
                                  Professional fees                   199,000          311,000
                                  Product liability claim             350,000          350,000
                                  Other                             1,012,000          541,000
                                                            ----------------------------------
                                                              $     4,729,000   $    4,018,000
                                                            ==================================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

9.  INCOME TAXES             The provision (benefit) for income taxes
                                  consists of the following:

                                                          1997                1996              1995
                                      CURRENT
                                        Federal    $       (330,000)  $       (974,000)  $       497,000
                                        State                                 (129,000)
                                                   -----------------------------------------------------
                                                           (330,000)        (1,103,000)          497,000
                                      DEFERRED
                                        Federal             200,000            168,000           703,000
                                        State                                  128,000
                                                   -----------------------------------------------------
                                                   $       (130,000)  $       (807,000)  $     1,200,000
                                                   =====================================================

                                  Substantially all of the Company's taxable income was generated in states with no state or local income taxes.

                                  The net deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                                      1997              1996
                                      DEFERRED TAX ASSETS
                                        Allowance for doubtful
                                         accounts and returns
                                         and notes receivable                $        322,000   $       415,000
                                        Asset basis difference,
                                         property and equipment                                          80,000
                                        Asset basis difference,
                                         inventories                                  132,000            25,000
                                        Other                                          90,000            15,000
                                                                             ----------------------------------
                                                                                      544,000           535,000
                                                                             ----------------------------------
                                      DEFERRED TAX LIABILITIES
                                        Accumulated DISC earnings                    (224,000)         (202,000)
                                        Asset basis difference,
                                         property and equipment                       (36,000)
                                        Prepaid pension costs                         (58,000)          (58,000)
                                                                             ----------------------------------
                                                                                     (318,000)         (260,000)
                                                                             ----------------------------------
                                      DEFERRED TAX ASSET, net                $        226,000   $       275,000
                                                                             ==================================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

10.  PENSION PLANS                The Company participates in two pension plans.
                                  One plan covers hourly employees under union contracts and provides for defined contributions based on annual hours worked.
                                  Pension expense for these plans was $58,000 in 1997, $47,000 in 1996, and $72,000 in 1995.

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

                                  Net pension expense for the Company-sponsored plan is as follows:

                                                                          1997          1996          1995
                                    Interest cost on projected
                                     benefit obligation              $    72,000   $    72,000   $    74,000
                                    Actual return on plan
                                     assets                              (53,000)      (50,000)      (50,000)
                                    Net amortization and
                                     deferral                             (2,000)       (1,000)       (2,000)
                                                                     ------------------------------------------
                                    Net pension expense              $    17,000   $    21,000   $    22,000
                                                                     ==========================================

                                  The following table sets forth the funded status of the Company-sponsored plan and the amounts recognized by the Company in the consolidated balance sheets as of December 31, 1997 and 1996.

                                                                                      1997            1996
                                    Actuarial present value of
                                      accumulated benefit obligation
                                      including vested benefits                  $     949,000   $     963,000
                                                                                 =============================
                                    Actuarial present value of projected
                                      benefit obligation for services
                                      rendered to date                           $    (949,000)  $    (963,000)
                                     Plan assets at fair value,
                                      primarily unallocated group
                                      annuity contracts                                778,000         789,000
                                                                                 -----------------------------
                                    Projected benefit obligation in
                                      excess of plan assets                           (171,000)       (174,000)
                                    Unrecognized loss                                  339,000         346,000
                                                                                 -----------------------------
                                    Prepaid pension cost                         $     168,000   $     172,000
                                                                                 =============================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

10. PENSION PLANS (CONTINUED)     The discount rate and rate of increase in
                                  future compensation assumed in determining the actuarial present value of the projected benefit obligation is 8%. The expected long-term rate of return on assets is 10%.

11. STOCK OPTION PLAN             During 1994, the Company's Board of Directors
                                  adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 1,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company.
                                  Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. Options to purchase
                                  20,000 shares of common stock were granted during 1997, which are exercisable at $4.00 per share and expire on December 31, 1998.
                                  These are the only options outstanding at December 1997. At December 31, 1997, options to purchase 980,000 shares of common stock were available for grant.

                                  The Company has adopted the disclosure - only provisions of SFAS No. 123 "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date of awards in 1997, consistent with the provisions of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below.

                                   Net loss-as reported          $ (223,000)
                                   Net loss-pro forma              (250,000)
                                   Basic and diluted loss per
                                     share, as reported                (.08)
                                   Basic and diluted loss
                                     per share, pro forma              (.09)

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

11.  OPTION PLAN
     (CONTINUED)                  The fair value of issued stock options is
                                  estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions: expected volatility
                                  50%, expected dividend yield rate 0%, and 6% risk-free interest rate.

12. COMMITMENTS AND
    CONTINGENCIES                Leases

                                  The Company leases showroom and office
                                  facilities under noncancellable operating leases. The following are the aggregate future minimum rental payments, as of December 31, 1997, under these noncancelable operating leases:

                                    YEAR ENDING DECEMBER 31
                                           1998                $     114,000
                                           1999                      114,000
                                           2000                       77,000
                                           2001                       10,000
                                                               -------------
                                                               $     315,000
                                                               =============

                                  Rent expense for 1997, 1996 and 1995 amounted to $177,000, $144,000 and $122,000, respectively.

                                  Royalty Agreements

                                  The Company has licensing agreements relating to the sale of certain products, which expire through December 31, 1998. Under the terms of the agreements, the Company is required to pay royalties of 6% to 12% on the net sales of the related products. In addition, certain agreements require advance payments or payments over the lives of the agreements.

                                  Employment and Stock Repurchase Agreement

                                  The Company has an employment agreement with an officer, who is a principal stockholder, requiring the payment of a minimum annual salary of approximately $300,000, adjusted annually for increases in the consumer price index, plus a bonus based on the Company's earnings. The agreement expires in 2004 and is renewable for an additional five years unless written notice of non-renewal is given by either party within 90 days prior to its expiration. The agreement provided an option whereby the principal stockholder could require the Company to purchase all of his common stock in the Company

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

12. COMMITMENTS AND
    CONTINGENCIES (CONTINUED)         on the date his employment terminated, at
                                      the greater of fair market value or $10
                                      per share. In 1997, in order to avoid the classification of the shares owned by the principal stockholder of the Company as "mezzanine" capital and the reduction to future earnings per share (or increase to future loss per share) which would result from such classification, the principal stockholder agreed to relinquish his contractual right to require the Company to purchase his shares, in exchange for options, to be granted in 1998, to purchase 300,000 Class A shares and 100,000 Class B shares at prices equal to, or greater than, the market value at the date of the grant.

                                      Litigation

                                      The Company is a party to various legal
                                      matters, the outcome of which, in the
                                      opinion of management, will not have a
                                      material adverse effect on the financial position, results of operations, or cash flows of the Company.

13.  DEPENDENCE UPON KEY
     RELATIONSHIPS                    Approximately 27% of the Company's
                                      revenues for the year ended December 31, 1995 were attributable to an agreement with a certain licensor. The agreements with this licensor expire through December
                                      31, 1998.

                                      Selected segment and related information is presented in the table below. Operating income is total revenues less operating expenses. In computing operating income, general corporate expenses, interest expense, certain other income and income taxes have been excluded. The LIFO method of valuing inventories of certain electro mechanical equipment increased (decreased) operating income for that segment by $15,000, ($45,000), and ($36,000) in 1997,
                                      1996 and 1995, respectively. Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


14. DESCRIPTION OF BUSINESS
    AND INDUSTRY SEGMENTS             Export revenues for the years ended
                                      December 31, 1997, 1996, and 1995 were
                                      approximately $1,374,000, $1,499,000 and
                                      $1,549,000, respectively.

                                      Industry segment information for 1997,
                                      1996, and 1995 is summarized as follows:

                                                    MECHANICAL
                                       TOY          EQUIPMENT      CONSOLIDATED

      1997
        Sales                     $  12,162,000   $  10,162,000   $  22,324,000
                                  ==============================================
        Operating income (loss)   $  (1,152,000)  $     819,000   $    (333,000)
                                  =============================
        General corporate
         expenses                                                      (431,000)
        Interest expense                                               (145,000)
        Interest income                                                 347,000
        Other income                                                    209,000
                                                                   -------------
        Loss before income
         taxes (benefit)                                          $    (353,000)
                                                                   =============
        Identifiable assets  (A)  $   7,401,000   $   2,809,000   $  10,210,000
                                  ==============================================
        Depreciation and
         amortization             $     871,000   $      85,000   $     956,000
                                  ==============================================
        Capital expenditures      $       4,000   $     128,000   $     132,000
                                  ==============================================

                                                     MECHANICAL
                                       TOY          EQUIPMENT      CONSOLIDATED
      1996
        Sales                     $   9,505,000   $  10,241,000   $  19,746,000
                                  ==============================================
        Operating income (loss)   $  (2,281,000)  $     289,000   $  (1,992,000)
                                  ==============================
        General corporate
         expenses                                                      (764,000)
        Interest expense                                                (25,000)
        Interest income                                                 283,000
        Other income                                                     67,000
                                                                  --------------
        Loss before income
         taxes (benefit)                                          $  (2,431,000)
                                                                  ==============
        Identifiable assets  (A)  $   5,339,000   $   2,621,000   $   7,960,000
                                  ==============================================
        Depreciation and
         amortization             $     623,000   $     113,000   $     736,000
                                  ==============================================
        Capital expenditures      $     112,000   $     160,000   $     272,000
                                  ==============================================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

14.  DESCRIPTION OF BUSINESS
     AND INDUSTRY SEGMENTS
     (CONTINUED)

                                                 MECHANICAL
                                      TOY         EQUIPMENT       CONSOLIDATED
     1995
       Sales                     $  21,373,000   $   9,149,000   $  30,522,000
                                 ==============================================
       Operating income          $   2,831,000   $     943,000   $   3,774,000
                                 ==============================
       General corporate
        expenses                                                      (584,000)
       Interest expense                                                (84,000)
       Interest income                                                 336,000
       Other income                                                     88,000
                                                                 --------------
       Income before income
        taxes                                                    $   3,530,000
                                                                 ==============
       Identifiable assets  (A)  $   6,372,000   $   2,707,000   $   9,079,000
                                 ==============================================
       Depreciation and
        amortization             $     436,000   $      98,000   $     534,000
                                 ==============================================
       Capital expenditures      $     557,000   $      22,000   $     579,000
                                 ==============================================


[A]   Excludes corporate assets of $5,641,000, $5,459,000, and $6,339,000, at
      December 31, 1997, 1996, and 1995, respectively.

15.      QUARTERLY INFORMATION
          (UNAUDITED)
                                        THREE MONTHS ENDED
                       MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
1997
  Net sales         $   6,131,000  $   5,852,000  $   5,001,000 $   5,340,000
  Gross profit          1,524,000      2,035,000      1,030,000     1,178,000
  Net income (loss)      (190,000)       (73,000)       (25,000)       65,000
  Basic and diluted
   income (loss)
   per common share          (.07)          (.03)          (.01)          .02

1996
  Net sales         $   4,735,000  $   4,844,000  $   5,088,000 $   5,079,000
  Gross profit          1,047,000      1,016,000      1,694,000       378,000
  Net (loss)             (585,000)      (337,000)      (193,000)     (509,000)
  Basic and diluted
   loss per common
   share                     (.22)          (.12)          (.07)         (.19)

EXX INC AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------

        COLUMN A                                           COLUMN B        COLUMN C         COLUMN D             COLUMN E

                                                         BALANCE AT        ADDITIONS -      DEDUCTIONS           BALANCE
                                                          BEGINNING        CHARGED          FROM                 AT END
       DESCRIPTION                                        OF PERIOD        TO INCOME        RESERVES             OF PERIOD
1997
  Reserve for bad debts and allowances                $     373,000        $       51,000   $      273,000       $      151,000
                                                      ==========================================================================
  Reserve for sales returns and other
    allowances                                        $     499,000        $       44,000   $      213,000       $      330,000
                                                      ==========================================================================

  Reserve for disposition of inventories              $     211,000        $      386,000   $                    $      597,000
                                                      ==========================================================================
1996
  Reserve for bad debts and allowances                $     411,000        $                $       38,000       $      373,000
                                                      ==========================================================================

  Reserve for sales returns and other
   allowances                                         $     583,000        $                $       84,000       $      499,000
                                                      ==========================================================================

  Reserve for disposition of inventories              $     211,000        $                $                    $      211,000
                                                      ==========================================================================

1995
  Reserve for bad debts and allowances                $     454,000        $       13,000   $       56,000       $      411,000
                                                      ==========================================================================

  Reserve for sales returns and other
   allowances                                         $   2,575,000        $                $    1,992,000       $      583,000
                                                      ==========================================================================

  Reserve for disposition of inventories              $     554,000        $                $      343,000       $      211,000
                                                      ==========================================================================

                                                                         S-1