Form 10-Q
period 1998-03-31
EXX INC/NV/
filed 1998-05-15
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934


For the quarterly period ended March 31, 1998 or
                               --------------

      Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

For the transition period from                        to
                              -----------------------    -----------------------

       Commission file number           1-5654
                              --------------------------------------------------

                                    EXX INC
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

    Nevada                                             88-0325271
--------------------------------                  ------------------------------
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                         Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada               89119-5263
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

Yes     X     NO
      ----      ----

Number of shares of common stock outstanding as of March 31, 1998: 2,027,942
                                                                   ---------
Class A Shares and 667,314 Class B Shares.
                   -------

PART 1.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
-------        --------------------

A. Balance Sheets


   ASSETS                                         March 31, 1998                      December 31, 1997
   ------                                         ---------------                     -----------------
                                                    (unaudited)                           (audited)
CURRENT ASSETS:

Cash and cash equivalents                         $     3,557,000                     $     3,654,000
Short term investments                                  1,800,000                           1,800,000
Accounts receivable, less
   allowances of $503,000
   and $481,000                                         2,998,000                           2,620,000
Inventories, at lower of cost or market:

Raw materials                                             723,000                             883,000
Work in process                                           269,000                             179,000
Finished goods                                          2,460,000                           2,210,000
                                                  ---------------                     ---------------
                                                        3,452,000                           3,272,000

Other current assets                                      827,000                             741,000
Refundable income taxes                                   330,000                             330,000
Deferred income taxes                                     544,000                             544,000
                                                  ---------------                     ---------------

       TOTAL CURRENT ASSETS                            13,508,000                          12,961,000

Property, plant and equipment, at cost:

Land                                                       47,000                              47,000
Buildings and improvements                              3,009,000                           3,009,000
Machinery and equipment                                 6,735,000                           6,716,000
                                                  ---------------                     ---------------
                                                        9,791,000                           9,772,000

Less accumulated depreciation
   and amortization                                     7,279,000                           7,186,000
                                                  ---------------                     ---------------
                                                        2,512,000                           2,586,000

Other assets                                               99,000                             304,000
                                                  ---------------                     ---------------

TOTALS                                            $    16,119,000                     $    15,851,000
                                                  ===============                     ===============


See Notes to Financial Statements


  LIABILITIES                                      March 31, 1998                     December 31, 1997
  -----------                                      --------------                     -----------------
                                                    (unaudited)                           (audited)
CURRENT LIABILITIES:

Accounts payable and other
   current liabilities                            $     4,916,000                     $     4,729,000
Current portion - Long-Term debt                           93,000                              93,000
                                                  ---------------                     ---------------

     TOTAL CURRENT LIABILITIES                          5,009,000                           4,822,000
                                                  ---------------                     ---------------

LONG-TERM LIABILITIES:

   Deferred income taxes                                  318,000                             318,000
   Long term debt, less current portion                 1,739,000                           1,793,000
                                                  ---------------                     ---------------
                                                        2,057,000                           2,111,000
                                                  ---------------                     ---------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
   Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
   Authorized 25,000,000 shares;
   2,787,318 shares issued                                 28,000                              28,000
Common stock, Class B $.01 par value,
   Authorized 1,000,000 shares;
   929,106 shares issued                                    9,000                               9,000

Capital in excess of par value                          3,993,000                           3,993,000

Retained earnings                                       5,948,000                           5,813,000

Less treasury stock at cost:
759,376 shares of Class A Common stock &
261,792 shares of Class B Common stock                   (925,000)                           (925,000)
                                                  ---------------                     ---------------

TOTAL STOCKHOLDERS' EQUITY                              9,053,000                           8,918,000
                                                  ---------------                     ---------------

TOTALS                                            $    16,119,000                     $    15,851,000
                                                  ===============                     ===============


See Notes to Financial Statements

B. Statements of Income

                                                            For the Three-Month Period Ended
                                                            --------------------------------
                                                  March 31, 1998                      March 31, 1997
                                                  --------------                      --------------
Net sales                                         $     5,655,000                     $     6,131,000

Cost of sales                                           3,963,000                           4,607,000
                                                  ---------------                     ---------------

Gross profits                                           1,692,000                           1,524,000

Selling, general and
administrative expenses                                 1,693,000                           1,859,000
                                                  ---------------                     ---------------

Operating profit (loss)                                    (1,000)                           (335,000)

Interest expense                                           33,000                              36,000

Other income                                              238,000                              80,000
                                                  ---------------                     ---------------

Income (loss) before provision
   for income taxes                                       204,000                            (291,000)

Provision (credit) for
   income taxes                                            69,000                            (101,000)
                                                  ---------------                     ---------------

Net income (loss)                                 $       135,000                     $      (190,000)
                                                  ===============                     ===============


Income (loss) per
common share (basic and diluted):                 $           .05                     $          (.07)
                                                  ===============                     ===============


See Notes to Financial Statements

C.  Statements of Cash Flow

                                                                       For the Three-Month Period Ended
                                                                       --------------------------------
                                                                   March 31, 1998             March 31, 1997
                                                                   --------------             --------------
Operating activities:
Net income (loss)                                                $        135,000            $      (190,000)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Depreciation                                                               93,000                    145,000
Amortization of intangibles                                                 -                         61,000
Deferred income taxes                                                       -                          -
Provision for bad debts                                                    22,000                      2,000
Increase (decrease) in cash attributable to changes in
  assets and liabilities:
     Accounts receivable                                                 (400,000)                   (94,000)
     Inventories                                                         (180,000)                 1,041,000
     Other current assets                                                 (86,000)                  (321,000)
     Refundable income taxes                                                -                       (101,000)
     Deferred income tax                                                    -                          -
     Other assets                                                         205,000                     76,000
     Accounts payable and other
       current liabilities                                                187,000                   (727,000)
     Deferred income taxes                                                  -                          -
                                                                 ----------------            ---------------

Net cash provided by (used in) operating activities                       (24,000)                  (108,000)
                                                                 ----------------            ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                     (19,000)                   (52,000)
   Purchase of notes (net)                                                  -                       (324,000)
                                                                 ----------------            ---------------

Net cash provided by (used in) investing activities                       (19,000)                  (376,000)
                                                                 ----------------            ---------------

Cash flows (used in) financing activities:
   Long term debt                                                         (54,000)                    (9,000)
                                                                 ----------------            ---------------

Net cash (used in) financing activities                                   (54,000)                    (9,000)
                                                                 ----------------            ---------------

Net increase (decrease) in cash and cash equivalents                      (97,000)                  (493,000)

Cash and cash equivalents
   beginning of period                                                  3,654,000                  3,092,000
                                                                 ----------------            ---------------

Cash and cash equivalents,
   end of period                                                 $      3,557,000            $     2,599,000
                                                                 ================            ===============

 See Notes to Financial Statements

                                                                      For the Three-Month Period Ended
                                                                      --------------------------------
                                                                 March 31, 1998              March 31, 1997
                                                                 --------------              --------------

Supplemental disclosure of cash flow information:

Cash Paid during the year for:
   Interest                                                      $       26,000             $        28,000
   Income taxes                                                             ---                         ---


Supplemental schedule of non-cash investing and financing activities:

                                     NONE

 See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1: The unaudited financial statements as of March 31, 1998 and 1997 reflect
-------
all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 3:    Long-Term Debt
-------    --------------

        Long-Term Debt represents obligations of the Handi-Pac subsidiary as follows:

                                                   March 31, 1998
                                                   --------------
        Notes Payable - SBA Loans                  $      964,000
        Other Long-Term payables                            4,000
        Capital Lease payable                             864,000
                                                   --------------
                                                        1,832,000

        Current Portion of Long-Term Debt                  93,000
                                                   --------------
                                                   $    1,739,000
                                                   ==============
        During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

        As of March 31, 1998, there was no other bank debt for the other subsidiaries except as noted above.

Note 4: Computation of income per common share for the comparative three month
-------
periods ended March 31, 1998 and March 31, 1997, was based on 2,695,256 common shares and 2,695,256 common shares outstanding, being the average number of shares outstanding during the respective periods.

Note 5: Effective March 30, 1998, options to purchase 300,000 shares of Class A
-------
and 100,000 shares of Class B stock were issued to the Chief Executive Officer in accordance with an agreement between the Company and the Chief Executive Officer cancelling the officer's right to have the Company purchase all or any part of the shares of the Company owned by the Chief Executive Officer and/or members of his family. Please refer to footnote 12 in the 10K report for the year ended December 31, 1997.

Note 6: The following information is reported as required for industry segment
-------
disclosure.

                                                                Three Months Ended March 31, 1998
                                                                ---------------------------------
                                                                           Mechanical
                                                         Toy               Equipment         Consolidated
                                                         ---               ---------         ------------
Sales                                             $    3,215,000        $    2,440,000       $     5,655,000
                                                  ==============        ==============       ===============

Operating income (loss)                           $      113,000        $       (7,000)      $       106,000
                                                  ==============        ==============

General corporate expenses                                                                            94,000
Interest expense                                                                                      33,000
Interest income                                                                                       99,000
Other income                                                                                         126,000
                                                                                              --------------

Income before income taxes                                                                   $       204,000
                                                                                             ===============

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          A.    Results of Operations
                ---------------------

                Results for 1997 include the Handi-Pac operations acquired February 3, 1997.

                Sales for the first quarter of 1998 were $5,655,000 compared to $6,131,000 in 1997, an 8% decrease. The Mechanical Equipment Group had total sales of $2,440,000, which was 2% more than the prior year's $2,399,000. The Toy Segment reflected a sales decrease of 14% to $3,215,000 from $3,732,000 in 1997.

                Gross profits for the first quarter 1998 totaled $1,692,000 compared to $1,524,000 for the comparable period in 1997. The Toy division accounted for $116,000 of the increase while the Mechanical Equipment Group accounted for the remainder. Gross profits as a percentage of sales increased to 30% compared to last year's 25% because of a higher gross profit percentage earned by the Toy Segment.

                First quarter Toy Segment sales continue to reflect an industry decline. This information has been reported during the past several quarters. Management has been making extra efforts to review the Segment's results in order to streamline operations. In addition, management has been diligently looking at product mix and designs to attempt to improve same.

                First quarter sales of the Mechanical Equipment Group shows a small increase from the prior year. While it is too early to tell, it is hoped that the remaining quarters will reflect some positive results from the enhanced telecommunications product line as well as an improvement in the Motor operations market share.

                Operating losses were $1,000 compared to losses of $335,000 during the first quarter of 1997. The reduction in the loss was due primarily to cost reductions in the toy segment.

                Interest expense was $33,000, compared to $36,000 the same period last year. There was a small bank debt in the first quarter at one of the subsidiaries.

                The net income for the first quarter of 1998 was $135,000 or 5 cents per share (basic and diluted) compared to a net loss of $190,000 or 7 cents per share (basic and diluted) in the comparable period of 1997.

                Please refer to Note 2 for a further explanation of the Handi-Pac acquisition which occurred February 3, 1997.

              B.     Liquidity and Capital Resources
                     -------------------------------

                     For the three months ended March 31, 1998, the Company used $24,000 from operating activities as compared to a use of $108,000 in the corresponding period of the preceding year. The principal reason for the increased cash flow in 1998 is the increased net income in the 1998 period. For the three months ended March 31, 1998, the Company used $19,000 for investing activities, principally for the purchase of equipment. In the corresponding period of the preceding year, the Company used $350,000 for investing activities, principally for the purchase of notes. Cash flows used in financing activities during the three months ended March 31, 1998 of $54,000 relate to the payment of long-term debt .

                     At March 31, 1998 the Company had working capital of approximately $8,499,000 and a current ratio of 2.7 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $964,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.

PART II.      OTHER INFORMATION

              Not applicable.

                                   SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXX INC





                                    By: /s/ David A. Segal
                                        -------------------------
                                        David A. Segal
                                        Chairman of the Board
                                        Chief Executive Officer
                                        Chief Financial Officer

Date:     May 15, 1998