Form 10-Q
period 1998-06-30
EXX INC/NV/
filed 1998-08-13
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934

For the quarterly period ended June 30, 1998 or
                               -------------

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________________ to ______________

    Commission file number           1-5654
                           -----------------------------

                                    EXX INC
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

      Nevada                                  88-0325271
------------------                      ---------------------------------------
(State or Other Jurisdiction of         (IRS Employer
Incorporation or Organization)          Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada           89119-5263
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

Yes      X   NO
       ----      ----

Number of shares of common stock outstanding as of June 30, 1998:
2,027,942 Class A Shares and 667,314 Class B Shares.
---------                    -------

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

A. BALANCE SHEETS

  ASSETS                           June 30, 1998   December 31, 1997
  ------                           --------------  -----------------
                                     (unaudited)      (audited)


CURRENT ASSETS:

Cash and cash equivalents           $ 4,174,000      $ 3,654,000
Short term investments                1,800,000        1,800,000
Accounts receivable, less
  allowances of $504,000
  and $481,000                        2,360,000        2,620,000

Inventories, at lower of cost or
  market:

Raw materials                           667,000          883,000
Work in process                         248,000          179,000
Finished goods                        2,757,000        2,210,000
                                    -----------      -----------
                                      3,672,000        3,272,000

Other current assets                    559,000          741,000
Refundable income taxes                 330,000          330,000
Deferred income taxes                   544,000          544,000
                                    -----------      -----------

    TOTAL CURRENT ASSETS             13,439,000       12,961,000

Property, plant and equipment,
  at cost:

Land                                     47,000           47,000
Buildings and improvements            3,012,000        3,009,000
Machinery and equipment               6,754,000        6,716,000
                                    -----------      -----------
                                      9,813,000        9,772,000

Less accumulated depreciation
  and amortization                    7,391,000        7,186,000
                                    -----------      -----------
                                      2,422,000        2,586,000

Other assets                             55,000          304,000
                                    -----------      -----------

TOTALS                              $15,916,000      $15,851,000
                                    ===========      ===========


SEE NOTES TO FINANCIAL STATEMENTS

 LIABILITIES                                June 30, 1998    December 31, 1997
 -----------                                -------------    -----------------
                                              (unaudited)         (audited)

CURRENT LIABILITIES:


Accounts payable and other
  current liabilities                          $4,593,000        $4,729,000
Current portion - Long-Term debt                   93,000            93,000
                                               ----------        ----------

     TOTAL CURRENT LIABILITIES                  4,686,000         4,822,000
                                               ----------        ----------

LONG-TERM LIABILITIES:


  Deferred income taxes                           318,000           318,000
  Long term debt, less current portion          1,725,000         1,793,000
                                               ----------        ----------
                                                2,043,000         2,111,000
                                               ----------        ----------

STOCKHOLDERS' EQUITY
--------------------


Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  2,787,318 shares issued                          28,000            28,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  929,106 shares issued                             9,000             9,000

Capital in excess of par value                  3,993,000         3,993,000

Retained earnings                               6,082,000         5,813,000

Less treasury stock at cost:
759,376 shares of Class A Common stock &
261,792 shares of Class B Common stock           (925,000)         (925,000)
                                              -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                      9,187,000         8,918,000
                                              -----------       -----------

TOTALS                                        $15,916,000       $15,851,000
                                              ===========       ===========



SEE NOTES TO FINANCIAL STATEMENTS

B. STATEMENTS OF INCOME


                                             For the Three-Month Period Ended          For the Six-Month Period Ended
                                             ---------------------------------      ---------------------------------
                                            June 30, 1998        June 30, 1997      June 30, 1998       June 30, 1997
                                            -------------        -------------      ---------------------------------

Net sales                                   $5,197,000             $5,852,000         $10,852,000        $11,983,000

Cost of sales                                3,663,000              3,817,000           7,626,000          8,424,000
                                            ----------             ----------         -----------        -----------
Gross profits                                1,534,000              2,035,000           3,226,000          3,559,000

Selling, general and
administrative expenses                      1,279,000              2,253,000           2,972,000          4,112,000
                                            ----------             ----------         -----------        -----------

Operating profit (loss)                        255,000               (218,000)            254,000           (553,000)

Interest expense                                36,000                 52,000              69,000             88,000

Other income                                   (16,000)               160,000             222,000            240,000
                                            ----------             ----------         -----------        -----------

Income (loss) before provision
  for income taxes                             203,000               (110,000)            407,000           (401,000)

Provision (credit) for
  income taxes                                  69,000                (37,000)            138,000           (138,000)
                                            ----------             ----------         -----------        -----------
-
Net income (loss)                           $  134,000             $  (73,000)        $   269,000        $  (263,000)
                                            ==========             ==========         ===========        ===========


Income (loss) per common
share (basic and diluted):                  $      .05             $     (.03)         $      .10        $      (.10)
                                            ==========             ==========          ==========        ===========



SEE NOTES TO FINANCIAL STATEMENTS

C.  STATEMENTS OF CASH FLOW


                                                          For the Six-Month Period Ended
                                                          -------------------------------
                                                          June 30, 1998                 June 30, 1997
                                                          -------------                 -------------

Operating activities:
Net income (loss)                                            $  269,000                  $ (263,000)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
Depreciation                                                    205,000                     309,000
Amortization of intangibles                                           -                     119,000
Deferred income taxes                                                 -                           -
Provision for bad debts                                          23,000                      18,000
Increase (decrease) in cash attributable to changes in
 assets and liabilities:
  Accounts receivable                                           237,000                     928,000
  Inventories                                                  (400,000)                    824,000
  Other current assets                                          182,000                    (306,000)
  Refundable income taxes                                             -                    (138,000)
  Deferred income tax                                                 -
  Other assets                                                  249,000                      93,000
  Accounts payable and other
   current liabilities                                         (136,000)                   (665,000)
  Deferred income taxes                                               -                           -
                                                             ----------                  ----------

Net cash provided by (used in) operating activities             629,000                     919,000
                                                             ----------                  ----------

Cash flows from investing activities:
 Purchase of property and equipment                             (41,000)                    (86,000)
 Purchase of notes (net)                                              -                    (324,000)
                                                             ----------                  ----------

Net cash provided by (used in) investing activities             (41,000)                   (410,000)
                                                             ----------                  ----------

Cash flows (used in) financing activities:
 Long term debt                                                 (68,000)                    (44,000)
                                                             ----------                  ----------

Net cash (used in) financing activities                         (68,000)                    (44,000)
                                                             ----------                  ----------

Net increase (decrease) in cash and cash equivalents            520,000                     465,000
                                                             ----------                  ----------

Cash and cash equivalents
 beginning of period                                          3,654,000                   3,092,000
                                                             ----------                  ----------

Cash and cash equivalents,
 end of period                                               $4,174,000                  $3,557,000
                                                             ==========                  ==========



SEE NOTES TO FINANCIAL STATEMENTS


                                                                      For the Six-Month Period Ended
                                                                      -----------------------------
                                                            June 30, 1998                       June 30, 1997
                                                            -------------                       -------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid during the year for:
  Interest                                                      $53,000                             $67,000
  Income taxes                                                      ---                                 ---


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                      NONE


SEE NOTES TO FINANCIAL STATEMENTS

D.  NOTES TO FINANCIAL STATEMENTS

Note 1:    The unaudited financial statements as of June 30, 1998 and 1997
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 3:    Long-Term Debt
---------  --------------

   Long-Term Debt represents obligations of the Handi-Pac subsidiary as follows:

                                          June 30, 1998
                                          -------------

     Notes Payable - SBA Loans               $  954,000
     Other Long-Term payables                     2,000
     Capital Lease payable                      862,000
                                             ----------
                                              1,818,000

     Current Portion of Long-Term Debt           93,000
                                             ----------

                                             $1,725,000
                                             ==========

     During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

     As of June 30, 1998, there was no other bank debt for the other subsidiaries except as noted above.




SEE NOTES TO FINANCIAL STATEMENTS

Note 4:    Computation of income per common share for the comparative three
-------
month periods ended June 30, 1998 and June 30, 1997, was based on 2,695,256 common shares and 2,695,256 common shares outstanding, being the average number of shares outstanding during the respective periods.

Note 5:    Effective March 30, 1998, options to purchase 300,000 shares of Class
-------
A and 100,000 shares of Class B stock were issued to the Chief Executive Officer in accordance with an agreement between the Company and the Chief Executive Officer canceling the officer's right to have the Company purchase all or any part of the shares of the Company owned by the Chief Executive Officer and/or members of his family. Please refer to footnote 12 in the 10K report for the year ended December 31, 1997.

Note 6:  The following information is reported as required for industry segment
-------
disclosure.

                                     Three Months Ended June 30, 1998
                                     --------------------------------
                                              Mechanical
                                 Toys         Equipment         Consolidated
                                 ----         ----------        ------------

Sales                         $2,373,000      $2,680,000          $5,053,000
                              ==========      ==========          ==========

Operating income              $  116,000      $  559,000          $  675,000
                              ==========      ==========

General corporate expenses                                           384,000
Interest expense                                                      36,000
Interest income                                                       61,000
Other income                                                        (113,000)
                                                                  ----------
Income before income taxes                                        $  203,000
                                                                  ==========



                                     Three Months Ended June 30, 1998
                                     --------------------------------
                                              Mechanical
                                 Toys         Equipment        Consolidated
                                 ----         ----------       ------------

Sales                         $5,588,000      $5,265,000        $10,853,000
                              ==========      ==========        ===========

Operating income              $  229,000      $  552,000        $   781,000
                              ==========      ==========

General corporate expenses                                          527,000
Interest expense                                                     69,000
Interest income                                                     160,000
Other income                                                         62,000
                                                                -----------

Income before income taxes                                      $   407,000
                                                                ===========

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

Sales for the second quarter of 1998 were $5,197,000 compared to $5,852,000 in 1997. For the six month period, 1998 sales were $10,852,000 compared to $11,983,000 in 1997, a 10% decrease. The Toy segment's second quarter sales totaled $2,373,000 compared to $3,310,000 in 1997, while the six month 1998 sales totaled $5,588,000 compared to $7,042,000 in 1997. The Mechanical equipment group's second quarter sales totaled $2,680,000 compared to $2,542,000 in 1997, while the six month sales totaled $5,265,000 compared to $4,047,000 in 1997.

Gross profits for the second quarter 1998 totaled $1,534,000 compared to $2,035,000 in 1997. For the six month period, 1998 gross profits were $3,226,000 compared to $3,559,000 in 1997.

Second quarter toy division sales have continued to decline, consistent with the industry. The decline in sales is evident for both the large manufacturers as well as smaller competitors. The lack of any major license or product continues to hamper any growth. Management has placed its efforts in reviewing product mix and customer base as well as personnel structure in attempt to improve operating results.

Second quarter Mechanical Equipment sales continue to show a small increase in comparison to the comparable quarter for 1997. While the group is holding its own, management is still hopeful that the remaining quarters of 1998 will reflect positive results from the enhanced telecommunications product line as well as an improvement in Motor operations market share.

Operating profit was $255,000 for the second quarter 1998 compared to a loss of $218,000 in 1997. For the six months, operating profit was $254,000 compared to a loss of $553,000 in 1997.

Interest expense was $36,000 for the second quarter 1998 compared to $52,000 in the same period last year. For the six months, interest expense was $69,000 compared to $88,000 for 1997.

The net income for the second quarter of 1998 was $134,000 or 5 cents per share compared to a loss of $73,000 or 3 cents per share (basic and diluted) in the comparable period of 1997. On a six months basis, the net income was $269,000 or 10 cents per share compared to a loss of $283,000 or 10 cents per share (basic and diluted) for the 1997 period.

Please refer to Note 2 for a further explanation of the Handi-Pac acquisition which occurred February 3, 1997.

    B.    Liquidity and Capital Resources
          -------------------------------

          For the six months ended June 30, 1998, the Company was provided with $629,000 from operating activities as compared to a benefit of $919,000 in the corresponding period of the preceding year. For the six months ended June 30, 1998, the Company used $41,000 for investing activities, principally for the purchase of equipment. In the corresponding period of the preceding year, the Company used $410,000 for investing activities, principally for the purchase of notes. Cash flows used in financing activities during the six months ended June 30, 1998 of $68,000 relate to the payment of long-term debt.

          At June 30, 1998 the Company had working capital of approximately $8,753,000 and a current ratio of 2.9 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $954,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

(a)  The Annual Meeting of Shareholders was held on May 27, 1998.

(c) (1) The proposal to re-elect the three Class A directors was passed by a vote of 1,927,430 shares in favor and 25,865 shares abstaining.

   (2) The proposal to re-elect the one Class B director was passed by a vote of 622,593 shares in favor and 5,417 shares abstaining.

   (3)  There were no other proposals brought up at this meeting.


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

Date:     August 13, 1998