Form 10-Q
period 1998-09-30
EXX INC/NV/
filed 1998-11-13
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
----------  Exchange Act of 1934

For the quarterly period ended September 30, 1998 or
                               ------------------

----------  Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the transition period from                      to
                               --------------------    ------------------------

           Commission file number           1-5654
                                   --------------------------------------------

                                     EXX INC
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Nevada                                                   88-0325271
---------------------------------                    --------------------------
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                           Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada             89119-5263
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

Number of shares of common stock outstanding as of September 30, 1998:
1,991,459 Class A Shares and 648,453 Class B Shares.

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
--------------------------------

A. Balance Sheets

     ASSETS                                 September 30, 1998      December 31, 1997
     ------                                 ------------------      -----------------
                                               (unaudited)              (audited)

CURRENT ASSETS:


Cash and cash equivalents                      $  2,940,000          $   3,654,000
Short term investments                            3,271,000              1,800,000
Accounts receivable, less
     allowances of $504,000
     and $481,000                                 2,659,000              2,620,000

Inventories, at lower of cost or market:

Raw materials                                       563,000                883,000
Work in process                                     219,000                179,000
Finished goods                                    2,045,000              2,210,000
                                               ------------          -------------
                                                  2,827,000              3,272,000

Other current assets                                320,000                741,000
Refundable income taxes                             330,000                330,000
Deferred income taxes                               544,000                544,000
                                               ------------          -------------

         TOTAL CURRENT ASSETS                    12,891,000             12,961,000

Property, plant and equipment, at cost:

Land                                                 47,000                 47,000
Buildings and improvements                        3,012,000              3,009,000
Machinery and equipment                           6,819,000              6,716,000
                                               ------------          -------------
                                                  9,878,000              9,772,000

Less accumulated depreciation
     and amortization                             7,491,000              7,186,000
                                               ------------          -------------
                                                  2,387,000              2,586,000

Other assets                                         61,000                304,000
                                               ------------          -------------

TOTALS                                         $ 15,339,000          $  15,851,000
                                               ============          =============

  LIABILITIES                               September 30, 1998      December 31, 1997
  -----------                               ------------------      -----------------
                                               (unaudited)              (audited)

CURRENT LIABILITIES:


Accounts payable and other
     current liabilities                      $   3,952,000             $   4,729,000
Current portion - Long-Term debt                     93,000                    93,000
                                              -------------             -------------

     TOTAL CURRENT LIABILITIES                    4,045,000                 4,822,000
                                              -------------             -------------

LONG-TERM LIABILITIES:


     Deferred income taxes                          318,000                   318,000
     Long term debt, less current portion         1,713,000                 1,793,000
                                              -------------             -------------
                                                  2,031,000                 2,111,000
                                              -------------             -------------


STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
     Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
     Authorized 25,000,000 shares;
     2,787,318 shares issued                         28,000                    28,000
Common stock, Class B $.01 par value,
     Authorized 1,000,000 shares;
     929,106 shares issued                            9,000                     9,000

Capital in excess of par value                    3,993,000                 3,993,000

Retained earnings                                 6,275,000                 5,813,000

Less treasury stock at cost:
795,859 shares and 759,376 shares of
Class A Common stock &
280,653 shares and 261,792 shares of
Class B Common stock                             (1,042,000)                 (925,000)
                                              -------------             -------------

TOTAL STOCKHOLDERS' EQUITY                        9,263,000                 8,918,000
                                              -------------             -------------

TOTALS                                        $  15,339,000             $  15,851,000
                                              =============             =============

B. Statements of Income

                                         For the Three-Month Period Ended            For the Nine-Month Period Ended
                                         --------------------------------            -------------------------------
                                     September 30, 1998    September 30, 1997    September 30, 1998   September 30, 1997
                                     ------------------    ------------------    ------------------   ------------------
Net sales                               $  4,742,000         $  5,001,000           $  15,594,000         $  16,984,000

Cost of sales                              3,208,000            3,968,000              10,834,000            12,392,000
                                        ------------         ------------           -------------         -------------

Gross profits                              1,534,000            1,033,000               4,760,000             4,592,000

Selling, general and
administrative expenses                    1,301,000            1,232,000               4,273,000             5,344,000
                                        ------------         -------------          -------------         -------------

Operating profit (loss)                      233,000             (199,000)                487,000              (752,000)

Interest expense                              25,000               31,000                  94,000               119,000

Other income                                  82,000              192,000                 304,000               432,000
                                        ------------         -------------          -------------         -------------

Income (loss) before provision
     for income taxes                        290,000              (38,000)                697,000              (439,000)

Provision (credit) for
     income taxes                             97,000              (13,000)                235,000              (151,000)
                                        ------------         ------------           -------------         -------------

Net income (loss)                       $    193,000         $    (25,000)          $     462,000         $    (288,000)
                                        ============         ============           =============         =============

Income (loss) per common
share (basic and diluted):              $        .07         $       (.01)          $         .17         $        (.11)
                                        ============         ============           =============         =============

SEE NOTES TO FINANCIAL STATEMENTS

C.  Statements of Cash Flow

                                                                   For the Nine-Month Period Ended
                                                                   -------------------------------
                                                               September 30, 1998   September 30, 1997
                                                               ------------------   ------------------
Operating activities:
Net income (loss)                                                 $     462,000         $   (288,000)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
Depreciation                                                            305,000              480,000
Amortization of intangibles                                               -                  180,000
Deferred income taxes                                                     -                    -
Provision for bad debts                                                  31,000               27,000
Increase (decrease) in cash attributable to changes
  in assets and liabilities:
       Accounts receivable                                              (70,000)             591,000
       Inventories                                                      445,000              384,000
       Other current assets                                             421,000             (279,000)
       Refundable income taxes                                            -                 (151,000)
       Deferred income tax                                                -
       Other assets                                                     243,000               74,000
       Accounts payable and other
         current liabilities                                           (777,000)            (805,000)
       Deferred income taxes                                              -                    -
                                                                  -------------         ------------

Net cash provided by (used in) operating activities                   1,060,000              213,000
                                                                  -------------         ------------

Cash flows from investing activities:
     Purchase of property and equipment                                (106,000)             (81,000)
     Purchase of common stock less cash acquired                          -                   26,000
     Purchase of notes (net)                                              -                 (350,000)
     Purchase of Treasury Stock                                        (117,000)               -
     Purchase of Short-Term Investments                              (1,471,000)               -
                                                                  -------------         ------------

Net cash provided by (used in) investing activities                  (1,694,000)            (405,000)
                                                                  -------------         ------------

Cash flows (used in) financing activities:
     Long term debt                                                     (80,000)            (132,000)
                                                                  -------------         ------------

Net cash (used in) financing activities                                 (80,000)            (132,000)
                                                                  -------------         ------------

Net increase (decrease) in cash and cash equivalents                   (714,000)            (324,000)

Cash and cash equivalents
     beginning of period                                              3,654,000            3,092,000
                                                                  -------------         ------------

Cash and cash equivalents,
     end of period                                                $   2,940,000         $  2,768,000
                                                                  =============         ============

SEE NOTES TO FINANCIAL STATEMENTS

                                                                             For the Nine-Month Period Ended
                                                                             -------------------------------
                                                                         September 30, 1998   September 30, 1997
                                                                         ------------------   ------------------
Supplemental disclosure of cash flow information:


Cash Paid during the year for:
     Interest                                                               $   77,000             $   97,000
     Income taxes                                                                  ---                 ---


Supplemental schedule of non-cash investing and financing activities:

                  NONE

SEE NOTES TO FINANCIAL STATEMENTS

D.  Notes to Financial Statements

Note 1: The unaudited financial statements as of September 30, 1998 and 1997
------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 3:                 Long-Term Debt
------                  --------------

             Long-Term Debt represents obligations of the Handi-Pac subsidiary as follows:

                                                    September 30, 1998

             Notes Payable - SBA Loans                $     946,000
             Capital Lease payable                          860,000
                                                      -------------
                                                          1,806,000

             Current Portion of Long-Term Debt               93,000
                                                      -------------
                                                      $   1,713,000
                                                      =============

             During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

             As of September 30, 1998, there was no other bank debt for the other subsidiaries except as noted above.

Note 4: Computation of income per common share for the comparative three month
------
and nine month periods ended September 30, 1998 and September 30, 1997, was based on 2,678,814 and 2,687,035 common shares and 2,695,256 and 2,695,256 common shares outstanding, being the average number of shares outstanding during the respective periods.

Note 5: Effective March 30, 1998, options to purchase 300,000 shares of Class A
------
and 100,000 shares of Class B stock were issued to the Chief Executive Officer in accordance with an agreement between the Company and the Chief Executive Officer canceling the officer's right to have the Company purchase all or any part of the shares of the Company owned by the Chief Executive Officer and/or members of his family. Please refer to footnote 12 in the 10K report for the year ended December 31, 1997.

Note 6:      The following information is reported as required for industry
------
segment disclosure.

                                       Three Months Ended September 30, 1998
                                       -------------------------------------
                                                     Mechanical
                                        Toys         Equipment      Consolidated
                                    -----------     ------------    ------------
Sales                               $ 1,655,000     $  3,087,000    $  4,742,000
                                    ===========     ============    ============

Operating income                    $  (240,000)    $    449,000    $    209,000
                                    ===========     ============

General corporate expenses                                               (24,000)
Interest expense                                                          25,000
Interest income                                                           57,000
Other income                                                              25,000
                                                                    ------------

Income before income taxes                                          $    290,000
                                                                    ============

                                       Nine Months Ended September 30, 1998
                                       ------------------------------------
                                                     Mechanical
                                        Toys         Equipment      Consolidated
                                    -----------     ------------    ------------
Sales                               $ 7,243,000     $  8,351,000    $ 15,594,000
                                    ===========     ============    ============

Operating income                    $   (11,000)    $  1,001,000    $    990,000
                                    ===========     ============

General corporate expenses                                               503,000
Interest expense                                                          94,000
Interest income                                                          217,000
Other income                                                              87,000
                                                                    ------------
Income before income taxes                                          $    697,000
                                                                    ============

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
Results of Operations
---------------------

Sales for the third quarter of 1998 were $4,742,000 compared to $5,001,000 in 1997. For the nine month period, 1998 sales were $15,594,000 compared to $16,984,000 in 1997, an 8% decrease. The Toy Segment's third quarter sales totaled $1,655,000 compared to $2,359,000 in 1997, while the nine month 1998 sales totaled $7,243,000 compared to $9,401,000, in 1997. The Mechanical equipment group's third quarter sales totaled $3,087,000 compared to $2,642,000 in 1997, while the nine month sales totaled $8,351,000 compared to $7,583,000 in 1997.

Gross profits for the third quarter 1998 totaled $1,534,000 compared to $1,033,000 in 1997. For the nine month period, 1998 gross profits were $4,760,000 compared to $4,592,000 in 1997.

Third quarter toy division sales have continued to decline, consistent with the industry. The decline in sales is evident for both the large manufacturers as well as smaller competitors. The lack of any major license or product continues to hamper any growth. Management has placed its efforts in reviewing product mix and customer base as well as personnel structure in attempt to improve operating results.

Third quarter Mechanical Equipment sales continue to show a small increase in comparison to the comparable quarter in 1997. Management remains hopeful that the fourth quarter of 1998 will reflect positive results from the enhanced telecommunications product line as well as an improvement in Motor operations market share.

Operating profit was $233,000 for the third quarter 1998 compared to a loss of $199,000 in 1997. For the nine months, operating profit was $487,000 compared to a loss of $752,000 in 1997.

Interest expense was $25,000 for the third quarter 1998 compared to $31,000 in the same period last year. For the nine months, interest expense was $94,000 compared to $119,000 for 1997.

The net income for the third quarter of 1998 was $193,000 or 7 cents per share, compared to a loss of $25,000 or 1 cent per share (basic and diluted) in the comparable period of 1997. On a nine month basis, the net income was $462,000 or 17 cents per share compared to a loss of $288,000 or 11 cents per share (basic and diluted) for the 1997 period.

Please refer to Note 2 for a further explanation of the Handi-Pac acquisition which occurred February 3, 1997.

   B.   Liquidity and Capital Resources
        -------------------------------

        For the nine months ended September 30, 1998, the Company was provided with $1,060,000 from operating activities as compared to a benefit of $213,000 in the corresponding period of the preceding year. For the nine months ended September 30, 1998, the Company used $1,694,000 for investing activities, principally for the purchase of short-term investments. In the corresponding period of the preceding year, the Company used $405,000 for investing activities, principally for the purchase of notes. Cash flows used in financing activities during the nine months ended September 30, 1998 of $80,000 relate to the payment of long-term debt.

        At September 30, 1998 the Company had working capital of approximately $8,846,000 and a current ratio of 3.2 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $946,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


PART II.   OTHER INFORMATION

        Not Applicable


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EXX INC




                          By:     /s/ David A. Segal
                                  -----------------------------------
                                  David A. Segal
                                  Chairman of the Board
                                  Chief Executive Officer
                                  Chief Financial Officer

Date:     November 13, 1998