Form 10-K405
period 1998-12-31
EXX INC/NV/
filed 1999-03-30
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

(Mark One)

  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934

For the fiscal year ended December 31, 1998 or

 __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________to______________________

Commission file number                   1-5654
                       ---------------------------------------------------


                                    EXX INC
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                        88-0325271
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


1350 East Flamingo Road, Suite 689
Las Vegas, Nevada                                       89119-5263
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

                                  702-598-3223
------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of December 31, 1998: 1,950,459 Class A shares and 643,553 Class B shares
                   ---------                    -------
(exclusive of 836,859 Class A shares and 285,553 Class B shares held in
              -------                    --------
registrant's treasury). Of the shares outstanding, 1,006,725 Class A shares and
                                                   ---------
328,975 Class B shares are held by non-affiliates. The market value of the
-------
shares held by non-affiliates is $2,796,003 based on $2.0625 and $2.1875 per share, respectively of the closing price of the registrant's Class A and Class B common stock on the American Stock Exchange on March 19, 1999.

Documents incorporated by reference are: Registrant's Proxy Statement dated April, 1999 for the Annual Meeting of Stockholders to be held in May, 1999, Form 8-K Report dated February 3, 1997, and Form 10-K Report for the year ended December 31, 1997 dated March 31, 1998, Form S-4 Registration Statement dated July 25, 1994 and Form S-4 Amendment No. 1 dated August 16, 1994.

                                    PART 1

Item 1. Business.
----------------

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

        In February 1997, the Company (through a newly-formed subsidiary acquired all the outstanding capital stock of Handi Pac, Inc., d/b/a Steven Manufacturing Co. (Handi Pac). Handi Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and educational toys. (See Note 3 to the Consolidated Financial Statements for a further explanation). In addition during the third quarter 1997, a wholly-owned subsidiary acquired the assets of Confectionery and Novelty Design International, LLC ("CANDI"), a Northbrook, IL maker of candy-filled toy products. While this acquisition was not a material purchase, it adds a complimentary product to the business mix.

        EXX, through its subsidiaries, is engaged in the design, production and sale of consumer goods in the form of impulse and other toys, watches and kites. In addition, it is engaged in the design, production and sale of electric motors geared toward the (OEM) original equipment market, and the design, production and sale of cable pressurization equipment sold to the telecommunications industry. It formerly manufactured machine tools and machine tool replacement parts. It continues to receive royalty income from machine tools and replacement parts as part payment for its sale of a subsidiary's assets. Continuing operations are conducted through six wholly-owned subsidiaries.

        Henry Gordy International, Inc. ("Gordy") was formed during the third quarter of 1987 to conduct the business associated with certain assets purchased from Henry Gordy, Inc. and Gordy International, Inc.

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

        In February, 1994, Hi-Flier Inc., a newly formed subsidiary of EXX, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years. This acquisition strengthened the Company's toy segment by providing product lines that compliment those of the Henry Gordy International Inc. subsidiary.

        The Howell Electric Motors Division ("Howell") is engaged in the assembly and sale of alternating current, fractional and small integral motors ranging from 1/4 to 10 horsepower. Howell's product line consists of such specialty items as blower motors designed for use in air conditioning systems, flat-type motors used in floor scrubbing and polishing machines, and motor pump assemblies used in food machinery products and a variety of other applications. In recent years, a substantial portion of Howell's sales have been to the floor care service industry and the food machinery industry, and have been effected through Howell's own marketing personnel and several independent sales representatives working on a commission basis.

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

      Material Customers.
      ------------------

        Net sales to one customer were approximately 20% and 18% for the years ended December 31, 1998 and 1997, respectively.

      Employees.
      ---------

        The registrant employs approximately 145 full-time employees, of whom approximately 63 are employed by Howell, 20 by TX Technology Corp., 30 by Gordy, 30 by Handi Pac, and 2 for all other activities of the registrant combined.

Item 2.  Properties.
-------------------

        SFM Corp., the registrant's wholly-owned subsidiary, owns a brick and masonry building in Plainfield, New Jersey containing approximately 120,000 square feet of manufacturing area and 10,000 square feet of office space, where the operations of Howell and Gordy are located.

        The registrant, through a subsidiary, currently leases 11,000 square feet of warehousing and office space in Randolph, New Jersey for its telecommunication operations. Also, the registrant through its Handi Pac subsidiary leases a 90,000 square foot facility in Hermann, Missouri under capital lease arrangement with an option to purchase. In addition, the registrant's subsidiaries lease office and/or showroom space in New York City, Dallas, Texas and Las Vegas, Nevada.

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


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters.
-------

           Principal Market:  American Stock Exchange
           ------------------------------------------

           Quarterly Price Information
           ---------------------------


                            1998                             1997
                -----------------------------   -------------------------------
                   Class A        Class B          Class A         Class B
                High     Low    High    Low     High     Low    High     Low
                ----     ---    ----    ---     ----     ---    ----     ---

First Quarter   4-1/8   2-11/16 3-9/16  2-3/8   4-7/8   2-3/4   4-3/8   2-13/16
Second Quarter  3-13/16 2-1/4   3-7/16  2-3/8   4-3/4   2       4-5/8   2-1/8
Third Quarter   2-3/4   1-7/16  2-7/8   1-3/4   6-1/8   2-1/2   5-3/4   2-3/8
Fourth Quarter  4-1/2   1-1/2   3-5/8   1-1/2   5-1/2   2-7/8   5       2-3/4

         Stockholders: As of March 19, 1999, it is estimated that there were
         ------------
approximately 900 stockholders of record of Class A shares and 350 stockholders of record of Class B shares.

         Dividend Information:  No dividends were paid in 1998 or 1997.
         --------------------

         There is no present restriction on the registrant's ability to pay dividends. The registrant deems the use of corporate funds for day to day needs to be in the best interest of the registrant. There is no present intention to make any dividend payments.

Item 6.  Selected Financial Data.
---------------------------------


Sales and Income                   1998          1997         1996         1995        1994
----------------                   ----          ----         ----         ----        ----
Net sales                       $20,935,000  $22,324,000  $19,746,000  $30,522,000  $45,490,000
Net Income (loss)                   761,000     (223,000)  (1,624,000)   2,330,000    2,682,000

Per Share Data (A)
------------------
   Basic and diluted
    income (loss)                      $.29        $(.08)      $ (.60)       $ .86  $       .99
   Cash dividends declared               --           --           --           --           --
   Book value                          3.58         3.31         3.38         3.99         3.13

Financial Position
------------------
  Current assets                $13,776,000  $13,291,000  $12,066,000  $13,591,000  $16,191,000
  Total Assets                  $16,440,000   16,181,000   13,419,000   15,418,000   17,640,000

  Current liabilities             4,667,000    5,152,000    4,018,000    4,372,000    8,857,000

  Current ratio                   3.0 to 1     2.6 to 1     3.0 to 1     3.1 to 1     1.8 to 1

  Working capital                 9,109,000    8,139,000    8,048,000    9,219,000    7,334,000
  Property and
   equipment, net                 2,386,000    2,586,000      830,000      998,000      710,000
  Long-term debt                  1,794,000    1,886,000           --           --           --
  Stockholders' equity            9,281,000    8,918,000    9,141,000   10,793,000    8,463,000

(A) As adjusted for a four-for-one stock split effective October 21, 1994, Class A and Class B shares retroactively shown.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

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

    Results for 1997 include the Handi Pac operations acquired February 3, 1997.

1998 Compared to 1997
---------------------

    Net sales in 1998 were $20,935,000 compared to $22,324,000 which was a decrease of $1,389,000. This year's sales represent a 6% decrease from the prior year sales. The Toy Segment's sales were $9,639,000 compared to $12,162,000 in 1997, a decrease of $2,523,000. The current year's sales represent a 21% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $11,296,000 in 1998 compared to $10,162,000 in 1997, an increase of $1,134,000. The current year sales represent 111% of the prior year sales.

   Gross profit was $6,851,000 compared to last year's $5,767,000, an increase of $1,084,000. The Toy Segment accounted for a $524,000 increase in gross profit while the Mechanical Equipment Group accounted for the remaining difference. Gross profit as a percentage of sales increased to 33% compared to last year's 26% primarily due to the higher gross profit percentage earned by the Toy Segment.

   Selling and G&A expenses were $6,076,000, a decrease of $455,000 from $6,531,000 in 1997. The decrease in expenses directly relates to the implementation of tighter management controls.

   The operating income of $775,000 represented an increase in income of $1,539,000 from the prior year's operating loss of $764,000. The Toy Segment's operating profit of $221,000 represented an increase in income of $1,373,000 from a loss of $1,152,000 in 1997 while the Mechanical Equipment Group generated operating income of $1,324,000, an increase of $505,000 from 1997. Corporate and other operating expenses increased to $770,000 from $431,000 last year.

   Interest expense decreased to $127,000 from $145,000 in the prior year, which mostly related to a reduction in interest-bearing debt of the Handi Pac subsidiary.

   The Company generated net income of $761,000 or $.29 per A & B share compared to a net loss of $223,000 or $.08 per A & B share in 1997.

   The Company reported a net deferred tax asset of $417,000 at December 31, 1998. Management believes this asset will be realized by taxable earnings in the future.

    The Toy industry as a whole reflects little change from the past several years, namely no new licenses, flat demand, challenges to maintain market share and increasing product costs. Management has continued to make personnel changes and review product mix in an attempt to reduce costs to stay competitive while continuing to seek new items consistent with its core business. Management remains vigilant in reviewing costs and reviewing opportunities to increase sales.

   The Mechanical Equipment Group operations reflect enhanced results in the Telecommunications area as well as maintaining market share in the Motor area. The challenges in both areas as to market share and new product acceptance continue as before due to the heavy competition in somewhat limited markets.

Y2K Compliance
--------------

    Management does not consider Y2K compliance to be a material concern. However, since the Securities and Exchange Commission has strongly suggested the situation be addressed, it is being discussed here.

    Each of the Company's subsidiaries has used outside consultants to check its computer systems to determine that the systems are Y2K compliant. Costs to check compliance have not been material, and it is anticipated that all computer systems are or will be compliant prior to the end of 1999.

    Purchases of products are made from an array of vendors. No one subsidiary is dependent on any one vendor for purchased items which would cause a problem due to Y2K failures. The lead time for products is such that Management is comfortable in its ordering process.

   The Company's banks have already indicated that they are Y2K compliant.

    The Company's payrolls are produced by outside service bureaus who have provided assurances of Y2K compliance.

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

    Gross profit was $5,767,000 compared to last year's $4,135,000, an increase of $1,632,000. The Toy Segment accounted for a $1,540,000 increase in gross profit while the Mechanical Equipment Group accounted for the remaining difference. Gross profit as a percentage of sales increased to 26% compared to last year's 21% because of the higher gross profit percentage earned by the Toy Segment.

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

Liquidity and Sources of Capital
--------------------------------

    During 1998, the Company generated $1,625,000 of cash flows from operating activities compared to $1,688,000 in 1997.

    In 1998 and 1997, the Company's investing activities used cash of $1,612,000 and $456,000, respectively. The primary use of cash in 1998 was purchase of $3,271,000 of short term investments which were offset by $1,800,000 of proceeds from maturities of short term investments.

    During 1998 and 1997, the Company's financing activities used cash of $284,000 and $670,000, respectively. In 1998, the Company purchased $192,000 of Treasury Stock and made payments on notes totaling $92,000. In 1997, the Company acquired a business and made payments on those notes payable of $670,000.

   At the end of 1998, the Company had working capital of approximately $9,109,000 and a current ratio of 3.0 to 1. During the year 1998, the Registrant maintained a limited credit facility with a bank for two subsidiaries which included a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Registrant's money market funds. The Company considers this line and its cash and short term investments of $6,893,000 to be adequate for its current operating needs.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

         None

                                     PART III
                                     --------

        In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those sections, to the extent applicable, has been included in the registrant's Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. The Proxy Statement is herein incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

                                     PART IV
                                     -------

Item 14.  Exhibits, Schedules to Financial Statements and Reports on Form 8-K.
------------------------------------------------------------------------------

     (a)  1.   Financial Statements
               --------------------

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows

           2.  Schedules to Financial Statements
               ---------------------------------

               II - Valuation and Qualifying Accounts

           3.  Exhibits
               --------

               Exhibit No.  Description
               ------------------------
                 2.1        Agreement of Merger and Plan of Reorganization,
                             EXX INC                                        (1)

                 2.2        Amendment to Agreement of Merger and Plan of
                             Reorganization, EXX INC                        (2)

                 3.1        Articles of Incorporation, EXX INC              (1)

                10.1        Amendment dated March 27, 1998 to Employment
                             Agreement with Davd A. Segal                   (3)

                (1) Incorporated by reference to Form S-4 Registration Statement dated July 25, 1994.

                (2) Incorporated by reference to Form S-4 Amendment No. 1 dated August 16, 1994.

                (3) Incorporated by reference to Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

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

                                     EXX INC

By:   /s/ DAVID A. SEGAL
    --------------------------------------------------
         David A. Segal, Chairman of the Board

Date:   March 30, 1999
      ------------------------------------------------


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ JERRY FISHMAN
   ---------------------------------------------------
              Jerry Fishman, Director

Date:   March 30, 1999
      ------------------------------------------------


By:  /s/ NORMAN H. PERLMUTTER
   ---------------------------------------------------
         Norman H. Perlmutter, Director

Date:   March 30, 1999
      ------------------------------------------------

By:  /s/ FREDERIC REMINGTON
    --------------------------------------------------
           Frederic Remington, Director

Date:   March 30, 1999
      ------------------------------------------------

By:  /s/ DAVID A. SEGAL
    --------------------------------------------------
     David A. Segal, Chief Executive Officer
     Chief Financial Officer
     Chairman of the Board

Date:   March 30, 1999
      ------------------------------------------------

EXX INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE (ITEMS 8 AND 14 (a))

--------------------------------------------------------------------------------


(1) Financial Statements

    Independent Auditors' Report                           F-2

    Consolidated Financial Statements
     Balance Sheets
     December 31, 1998 and 1997                            F-3

     Statements of Operations
     Years Ended December 31, 1998, 1997 and 1996          F-4

     Statements of Changes Stockholders' Equity
     Years Ended December 31, 1998, 1997 and 1996          F-5

     Statements of Cash Flows
     Years Ended December 31, 1998, 1997 and 1996          F-6 - 7

     Notes to Consolidated Financial Statements            F-8 - 23

(2) Financial Statement Schedule
     II - Valuation and Qualifying Accounts                S-1

OTHER SCHEDULES ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED OR BECAUSE THE REQUIRED INFORMATION IS GIVEN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 1998. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXX INC and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                               ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
February 19, 1999

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

 December 31,                                                                   1998                      1997
----------------------------------------------------------------------------------------------------------------------
 ASSETS

Current assets
  Cash and cash equivalents                                                 $  3,383,000              $  3,654,000
  Short-term investments                                                       3,510,000                 1,800,000
  Accounts receivable, less allowances of
   $208,000 and $151,000 in 1998 and 1997,                                     2,315,000                 2,950,000
   respectively
  Inventories                                                                  3,552,000                 3,272,000
  Other current assets                                                           276,000                   741,000
  Refundable income taxes                                                           --                     330,000
  Deferred tax asset                                                             740,000                   544,000
                                                                           ---------------------------------------
     Total current assets                                                     13,776,000                13,291,000

Property and equipment, net                                                    2,386,000                 2,586,000

Other assets                                                                     278,000                   304,000
                                                                           ---------------------------------------
                                                                            $ 16,440,000              $ 16,181,000
                                                                           =======================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable, current portion                                            $     49,000              $     93,000
  Accounts payable and other current liabilities                               4,333,000                 5,059,000
  Income taxes payable                                                           285,000                      --
                                                                           ---------------------------------------
     Total current liabilities                                                 4,667,000                 5,152,000
                                                                           ---------------------------------------
Long-term liabilities
  Notes payable, less current portion                                          1,745,000                 1,793,000
  Pension liability                                                              424,000                      --
  Deferred tax liability                                                         323,000                   318,000
                                                                           ---------------------------------------
                                                                               2,492,000                 2,111,000
                                                                           ---------------------------------------
Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, Class A, $.01 par value
   authorized 25,000,000 shares,
   issued 2,787,318 shares                                                        28,000                    28,000
  Common stock, Class B, $.01 par value
   authorized 1,000,000 shares
   issued 929,106 shares                                                           9,000                     9,000
  Capital in excess of par value                                               3,993,000                 3,993,000
  Accumulated other comprehensive loss                                          (206,000)                     --
  Retained earnings                                                            6,574,000                 5,813,000
  Less treasury stock, 836,859 and 759,376 shares of Class A common stock and 285,553 and 261,792 shares of Class B
   common stock, at cost in 1998 and 1997, respectively                       (1,117,000)                 (925,000)
                                                                           ---------------------------------------
    Total stockholders' equity                                                 9,281,000                 8,918,000
                                                                           ---------------------------------------
                                                                            $ 16,440,000              $ 16,181,000
                                                                           =======================================







See accompanying notes to consolidated financial statements                 F-3

 EXX INC AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

 Years Ended December 31,                       1998                1997                1996
-------------------------------------------------------------------------------------------------
 Net sales                                 $  20,935,000        $ 22,324,000        $ 19,746,000

 Cost of sales                                14,084,000          16,557,000          15,611,000
                                           ------------------------------------------------------
 Gross profit                                  6,851,000           5,767,000           4,135,000
 Selling, general and
  administrative expenses                      6,076,000           6,531,000           6,891,000
                                           ------------------------------------------------------
 Operating income (loss)                         775,000            (764,000)         (2,756,000)

 Interest expense                               (127,000)           (145,000)            (25,000)

 Interest income                                 353,000             347,000             283,000

 Other income                                    166,000             209,000              67,000
                                           ------------------------------------------------------
 Income (loss) before income taxes
  (benefit)                                    1,167,000            (353,000)         (2,431,000)

 Income taxes (benefit)                          406,000            (130,000)           (807,000)
                                           ------------------------------------------------------
 Net income (loss)                         $     761,000        $   (223,000)       $ (1,624,000)
                                           ======================================================
 Basic and diluted income (loss)
  per common share                                   .29                (.08)               (.60)
                                           ======================================================
 Weighted average shares outstanding
  Basic and diluted                            2,668,000           2,695,000           2,706,000
                                           ======================================================








See accompanying notes to consolidated financial statements                 F-4

 EXX INC AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

 Years Ended December 31, 1998, 1997, and 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                         Other
                                                                Capital in                           Comprehensive
                                       Common Stock             Excess of         Comprehensive          Income        Retained
                                    Class A       Class B       Par Value             Income             (Loss)        Earnings

 Balances,
  January 1, 1996               $  28,000         $  9,000      $ 3,993,000                          $                $  7,660,000

 Purchase of treasury stock

 Net loss                                                                       $  (1,624,000)                          (1,624,000)
                                ---------         --------      -----------     ==============       --------------   -------------
 Balances,
  December 31, 1996                28,000            9,000        3,993,000                                              6,036,000

 Net loss                                                                       $    (223,000)                            (223,000)
                                ---------         --------      -----------     ==============       --------------   -------------
 Balances,
  December 31, 1997                28,000            9,000        3,993,000                                              5,813,000

 Purchase of treasury stock

 Net income                                                                     $     761,000                              761,000

 Other comprehensive income,
  net of tax effect

   Minimum pension liability
    adjustment                                                                       (280,000)(a)       (280,000)
   Unrealized gains on debt
    securities                                                                         74,000 (a)         74,000
                                                                                --------------
 Total comprehensive income                                                     $     555,000
                                ---------         --------      -----------     ==============       --------------   -------------
 Balances,
  December 31, 1998             $  28,000         $  9,000      $ 3,993,000                          $  (206,000)     $  6,574,000
                                =========         ========      ===========                          ==============   =============
                                   Treasury
                                    Stock              Total
 Balances,
  January 1, 1996              $  (897,000)       $   10,793,000

 Purchase of treasury stock        (28,000)              (28,000)

 Net loss                                             (1,624,000)
                               --------------     ---------------
 Balances,
  December 31, 1996               (925,000)            9,141,000

 Net loss                                               (223,000)
                               --------------     ---------------
 Balances,
  December 31, 1997               (925,000)            8,918,000

 Purchase of treasury stock       (192,000)             (192,000)

 Net income                                              761,000

 Other comprehensive income,
  net of tax effect

   Minimum pension liability
    adjustment                                          (280,000)
   Unrealized gains on debt
    securities                                            74,000

 Total comprehensive income
                               --------------     ---------------
 Balances,
  December 31, 1998            $(1,117,000)       $    9,281,000
                               ==============     ===============

(a) Minimum pension liability adjustment and unrealized gains on debt securities have been recorded net of tax effects of $144,000 and $37,000, respectively, in 1998

See accompanying notes to consolidated financial statements                 F-5

 EXX INC AND SUBSIDIARIES


 CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

 Years Ended December 31                                                          1998                1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)                                                           $   761,000          $  (223,000)         $(1,624,000)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                                 338,000              956,000              736,000
    Deferred income taxes (benefit)                                               (84,000)             200,000              296,000
    Write down of notes receivable                                                110,000                 --                300,000
    Accrued interest income                                                      (128,000)                --                   --
    Loss on sale of property and equipment                                          3,000                 --                   --
    Increase (decrease) in cash attributable to changes in
    assets and liabilities:
     Accounts receivable                                                          635,000               43,000              (52,000)
     Inventories                                                                 (280,000)           1,121,000              850,000
     Other current assets                                                         355,000               54,000              144,000
     Refundable income taxes                                                      330,000              269,000             (599,000)
     Other assets                                                                  26,000              270,000             (290,000)
     Accounts payable and other current liabilities                              (726,000)          (1,002,000)             689,000
     Income taxes payable                                                         285,000                 --                   --
                                                                            -------------------------------------------------------
Net cash provided by operating activities                                       1,625,000            1,688,000              450,000
                                                                            -------------------------------------------------------
Cash flows from investing activities
  Acquisition of business net of cash acquired                                       --               (324,000)                --
  Purchases of property and equipment                                            (144,000)            (132,000)            (272,000)
  Proceeds from sale of property and equipment                                      3,000                 --                   --
  Proceeds from maturities of short-term investments                            1,800,000                 --                989,000
  Purchase of short-term investments                                           (3,271,000)                --             (1,800,000)
  Proceeds from notes receivable                                                     --                   --                 68,000
                                                                            -------------------------------------------------------
Net cash used in investing activities                                          (1,612,000)            (456,000)          (1,015,000)
                                                                            -------------------------------------------------------
Cash flows from financing activities
  Payments on notes payable                                                       (92,000)            (670,000)                --
  Payment of note due officer                                                        --                   --             (1,043,000)
  Purchase of treasury stock                                                     (192,000)                --                (28,000)
                                                                            -------------------------------------------------------
Net cash used in financing activities                                            (284,000)            (670,000)          (1,071,000)
                                                                            -------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                                                (271,000)             562,000           (1,636,000)

Cash and cash equivalents, beginning of year                                    3,654,000            3,092,000            4,728,000
                                                                            -------------------------------------------------------
Cash and cash equivalents, end of year                                        $ 3,383,000          $ 3,654,000          $ 3,092,000
                                                                            =======================================================






See accompanying notes to consolidated financial statements                 F-6

 EXX INC AND SUBSIDIARIES

--------------------------------------------------------------------------------

 Years Ended December 31                        1998         1997         1996
--------------------------------------------------------------------------------

 Supplemental disclosure of cash flow
  information, cash paid during
  the years for:
   Interest                                 $  126,000    $  148,000   $ 120,000
                                            ====================================

   Income taxes                             $  343,000    $       -    $      -
                                            ====================================









See accompanying notes to consolidated financial statements                 F-7

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 1.     Nature of operations

EXX INC and Subsidiaries (collectively the Company) operate primarily in the toy and mechanical equipment industries. Operations in the toy industry involve the design, assembly and distribution of consumer goods in the form of toys, watches and kites, which are primarily imported from the Far East. Operations in the mechanical equipment industry primarily involve the design, assembly and sale of capital goods, such as electric motors and cable pressurization equipment, for the telecommunications industry. The Company's mechanical equipment products are incorporated into customers' products or are used to maintain customers' equipment.

 2.     Summary of significant accounting policies

Principles of Consolidation


The consolidated financial statements include the accounts of EXX INC and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes substantially all revenues when goods are shipped and title passes to customers. Provisions are established, as appropriate, for uncollectible accounts, returns and allowances and warranties in connection with sales.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1998, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

The Company's short-term investments are comprised of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. These investments are available for sale and are reported at their fair market value as provided for under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998, the gross unrealized gain of $111,000 has been recorded on the short-term investments.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 2.     Summary of significant accounting policies (continued)

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the accompanying consolidated balance sheets.


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

Advertising

Advertising costs are charged to operations as incurred and were $181,000, $245,000, and $229,000 for 1998, 1997 and 1996, respectively.

Research and Development Costs

Expenditures for research and development are charged to operations as incurred and were $147,000, $244,000 and $29,000 for 1998, 1997 and 1996, respectively.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 2.     Summary of significant accounting policies (continued)

Income Taxes

The Company complies with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Income (Loss) Per Common Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. Prior period income (loss) per share information has been restated as required by SFAS No. 128. Options were not included in the computation of earnings per share since they were antidilutive in 1997 and had no dilutive effect in 1998, since the exercise prices exceeded the average market prices of the Company's common stock.

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 2.     Summary of significant accounting policies (continued)

Reclassification

Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

 3.     Acquisition

In February 1997, the Company (through a newly-formed subsidiary) acquired all of the outstanding capital stock of Handi Pac, Inc., d/b/a Steven Manufacturing Co. (Handi Pac). Handi Pac assembles and sells several types of toys, including pre-school, ride-on, classic and educational toys. The purchase price was $400,000 including the purchase of all outstanding loans due to the former stockholder having an outstanding balance, as adjusted, of $350,000. In addition, the Company granted a five-year option to the seller to purchase 50,000 shares of the Company's Common Stock, Class A, at an exercise price of $5 per share. In connection with the acquisition, the seller may not compete with the Company in the business of assembling or selling toys in the United States, Mexico or Canada for a period of five years. The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of the relative fair market value of the assets acquired and the liabilities assumed, as follows:

   Cash                                             $     76,000
   Accounts receivable                                   379,000
   Inventories                                         1,343,000
   Prepaid expenses                                       90,000
   Property and equipment                              2,579,000
   Other assets                                           51,000
   Deferred tax asset                                    152,000
   Accounts payable and other current liabilities     (1,714,000)
   Notes payable                                      (2,556,000)
                                                    -------------
                                                    $    400,000
                                                    =============

The following unaudited pro forma combined statements of operations for 1997 and 1996 give effect to the acquisition of Handi Pac, as if it occurred on January 1, 1996.

                                      1997                   1996

   Net sales                     $ 22,517,000           $ 25,691,000
                                 ====================================

   Net loss                      $   (295,000)          $ (2,464,000)
                                 ====================================

   Basic and diluted loss per
    common share                 $       (.11)          $       (.91)
                                 ====================================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 4.    Inventories

Inventories consist of the following at December 31, 1998 and 1997:

                                       1998               1997

       Raw materials              $  1,089,000       $    883,000
       Work-in-progress                219,000            179,000
       Finished goods                2,244,000          2,210,000
                                  -------------------------------
                                  $  3,552,000       $  3,272,000
                                  ===============================

Inventories stated on the LIFO method amounted to $606,000 and $371,000 at December 31, 1998 and 1997, respectively, which amounts are below replacement cost by approximately $341,000 and $366,000, respectively.

During 1998, 1997, and 1996, net income (loss) was not materially affected as a result of using the LIFO method.

 5.     Property and equipment

Property and equipment consists of the following at December 31, 1998 and 1997:



                                                1998          1997

        Land                               $    41,000    $   47,000
        Buildings and improvements,
         including $1,617,000 under
         a capital lease                     2,961,000     2,956,000
        Machinery and equipment              6,358,000     6,219,000
                                           -------------------------
                                             9,360,000     9,222,000
        Less accumulated depreciation
         and amortization, including
         $154,000 and $66,000  under a
         capital lease in 1998 and 1997,
         respectively                        6,974,000     6,636,000
                                           -------------------------
                                           $ 2,386,000    $2,586,000
                                           =========================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 6.     Other assets

Other assets consist of the following at December 31, 1998 and 1997:

                                      1998           1997

        Notes receivable, less
         current portion          $   82,000     $  136,000
        Prepaid pension              196,000        168,000
                                  -------------------------

                                  $  278,000     $  304,000
                                  =========================

During 1998, the Company recorded a $110,000 write-down on the notes receivable to their estimated realizable value.

 7.     Notes payable

Notes payable at December 31, 1998 and 1997 are comprised of the following:

                                               1998              1997
        Note payable with monthly
         payments of approximately
         $4,000, including interest
         at 4%, through September
         2015, collateralized by
         substantially all assets
         of a subsidiary                    $   523,000        $  551,000
        Note payable with monthly
         payments of approximately
         $2,000, including interest
         at 4%, through December
         2023, collateralized by
         substantially all of the
         assets of a subsidiary                 413,000           422,000
        Note payable with monthly
         installments of approximately
         $5,900, including interest at
         9%, through August 1998,
         collateralized by machinery
         and equipment                               -             47,000
        Capital lease obligation                858,000           866,000
                                            -----------------------------
                                              1,794,000         1,886,000

        Less current portion                     49,000            93,000
                                            -----------------------------
                                            $ 1,745,000        $1,793,000
                                            =============================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

  7.     Notes payable (continued)

Future aggregate required principal payments by year are as follows:

  Year ending December 31
         1999                                      $     49,000
         2000                                            59,000
         2001                                            63,000
         2002                                            66,000
         2003                                            69,000
      Thereafter                                      1,488,000
                                                   -------------
                                                    $ 1,794,000
                                                   =============


Aggregate minimum lease payments for the obligation under the capital lease in the years subsequent to December 31, 1998 are as follows:

  Year ending December 31
         1999                                      $     70,000
         2000                                            78,000
         2001                                            78,000
         2002                                            78,000
         2003                                            78,000
      Thereafter                                      1,104,000
                                                   ---------------
  Total minimum lease payments                        1,486,000
  Less amount representing interest                     628,000
                                                   ---------------
  Present value of future minimum
    lease payments                                 $    858,000
                                                   ===============

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 8.     Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 1998 and 1997:

                                                 1998           1997

         Trade accounts payable            $   1,000,000   $  1,800,000
         Warranty                                580,000        330,000
         Payroll and related costs               344,000        329,000
         Royalties payable                       605,000        601,000
         Commissions payable                     436,000        438,000
         Product liability claim                 350,000        350,000
         Other                                 1,018,000      1,211,000
                                           -------------------------------
                                           $   4,333,000   $  5,059,000
                                           ===============================


 9.     Income taxes

The provision for income taxes (benefit) consists of the following:

                             1998           1997             1996

       Current
         Federal        $   490,000     $ (330,000)     $   (974,000)
         State                  -              -            (129,000)
                        ---------------------------------------------
                            490,000       (330,000)       (1,103,000)
                        ---------------------------------------------
       Deferred
         Federal            (84,000)       200,000           168,000
         State                  -              -             128,000
                        ---------------------------------------------
                            (84,000)       200,000           296,000
                        ---------------------------------------------
                        $   406,000     $ (130,000)     $   (807,000)
                        =============================================


Substantially all of the Company's taxable income was generated in states with no state or local income taxes.

The following reconciles the Federal statutory tax rate to the effective income tax rate:

                                        1998        1997        1996
                                          %           %           %

       Federal statutory rate           34.0       (34.0)      (34.0)
       Other                             0.8        (2.8)        0.8
                                       -------------------------------
       Effective income tax rate        34.8       (36.8)      (33.2)
                                       ===============================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


  9.     Income taxes (continued)

The net deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                               1998          1997
      Deferred tax assets
         Allowances for doubtful
          accounts, warranty
          and notes receivable            $    510,000    $  322,000
         Asset basis difference,
          for inventories                      125,000       132,000
         Other                                 105,000        90,000
                                          ---------------------------
                                               740,000       544,000
                                          ---------------------------
      Deferred tax liabilities
         Accumulated DISC earnings            (263,000)     (224,000)
         Asset basis difference, for
          property and equipment               (69,000)      (36,000)
         Pension obligations                    77,000       (58,000)
         Other                                 (68,000)           -
                                          ---------------------------
                                              (323,000)     (318,000)
                                          ---------------------------
      Deferred tax asset, net             $    417,000    $  226,000
                                          ===========================



10.     Pension plans

The Company participates in two pension plans. One plan covers hourly employees under union contracts and provides for defined contributions based on annual hours worked. Pension expense for this plan was $81,000 in 1998, $58,000 in 1997, and $47,000 in 1996.

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

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.     Pension plans (continued)


Net periodic pension cost (benefit) for the Company-sponsored plan is as follows:

                                               1998        1997        1996
         Interest cost on projected
          benefit obligation             $   70,000     $  72,000    $ 72,000
         Expected return on
          plan assets                       (60,000)      (53,000)    (50,000)
         Amortization of net
          transition assets                 (23,000)       (2,000)     (1,000)
                                         --------------------------------------
         Net periodic pension
           cost (benefit)                $  (13,000)    $  17,000    $ 21,000
                                         ======================================

The following table presents significant assumptions used:

                                               1998      1997      1996

         Discount rate                          7%         8%        8%

         Expected long-term rate
          of return on plan assets              8%        10%       10%


No adjustments for a rate of compensation increase have been factored into the plan due to the effective curtailment on benefits and participation.

The following table sets forth the changes in benefit obligations for the years ended December 31, 1998 and 1997 for the Company sponsored defined benefit pension plan:

                                                    1998           1997
         Benefit obligation -
          beginning of year                  $   949,000      $   963,000
         Interest cost                            70,000           72,000
         Actuarial (gain) or loss                112,000           (9,000)
         Total benefits paid                     (79,000)         (77,000)
                                             -----------------------------
         Benefit obligation - end of year    $  1,052,000     $   949,000
                                             =============================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.     Pension plans (continued)


The following table sets forth the change in plan assets for the years ended December 31, 1998 and 1997 for the Company sponsored defined benefit pension plan:

                                           1998           1997
    Fair value of plan assets -
     beginning of year                 $   778,000     $ 789,000
    Actual return on plan assets            65,000        54,000
    Company contributions                   60,000        12,000
    Benefits paid                          (79,000)      (77,000)
                                       --------------------------
    Fair value of plan assets -
     end of year                       $   824,000     $ 778,000
                                       ==========================


                                           1998            1997
    Plan assets less projected
     benefit obligation                $  (228,000)    $ (171,000)
    Unrecognized actuarial net loss        424,000        339,000
    Adjustment required to
     recognize minimum pension
     liability                            (424,000)           -
                                       --------------------------
    Net amount recognized              $  (228,000)    $  168,000
                                       ==========================
Funded Status

 Amounts recognized in the Company's balance sheet consist of the following:

                                           1998           1997

    Prepaid benefit cost               $   196,000     $  168,000
    Accrued benefit liability             (424,000)           -
                                       --------------------------
    Net amount recognized              $  (228,000)    $  168,000
                                       ==========================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.     Stock options


During 1994, the Company's Board of Directors adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 1,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. At December 31, 1998, options to purchase 980,000 shares of common stock were available for grant under the plan.

The status of the Company's stock options are summarized below:

                                                                       Weighted
                                                         Per Share     Average
                               Plan       Other          Exercise      Exercise
                             Options     Options          Price         Price

   Granted in 1997 and
    outstanding at
    December 31, 1997        20,000      50,000       $4.00 - $5.00     $4.71

   Granted - 1998                -      400,000 (a)   $3.25 - $3.56     $3.48
   Expired - 1998           (20,000)         -        $4.00             $4.00
                          -------------------------
   Outstanding at
    December 31, 1998            -      450,000       $3.25 - $5.00     $3.65
                          =========================
   Exercisable at
    December 31, 1998            -      450,000       $3.25 - $5.00     $3.65
                          =========================


(a) Includes options to purchase 300,000 shares of Class A common stock and 100,000 shares of Class B common stock.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11.     Stock options (continued)


The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation". The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders would have been adjusted to the pro forma amounts indicated below:


                                               1998           1997

 Net income (loss)-as reported            $   761,000     $ (223,000)
 Net income (loss)-pro forma                  119,000       (250,000)
 Basic and diluted income (loss)
  per share, as reported                          .29           (.08)
 Basic and diluted income (loss)
  per share, pro forma                            .04           (.09)

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions for both classes of stock: expected volatility of 82%-85%, expected 0% dividend yield rate, expected life 5 years and 5% and 6% risk-free interest rate in 1998 and 1997, respectively.


12.     Commitments and contingencies


Leases

The Company leases showroom and office facilities under noncancellable operating leases running through February 2001. The following are the aggregate future minimum rental payments, as of December 31, 1998, under these noncancelable operating leases:

 Year ending December 31
       1999                         $   114,000
       2000                              77,000
       2001                              10,000
                                    -----------
                                    $   201,000
                                    ===========


Rent expense for 1998, 1997 and 1996 amounted to $149,000, $177,000 and $144,000, respectively.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12.     Commitments and contingencies


Royalty Agreements

The Company has licensing agreements relating to the sale of certain products, which expire through December 31, 1999. Under the terms of the agreements, the Company is required to pay royalties of 6% to 12% on the net sales of the related products. In addition, certain agreements require advance payments or payments over the lives of the agreements.

Employment Agreement

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

Litigation

The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


13.     Segment information


The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Segment information listed below reflects the two principal business units of the Company (as described in Note 1). Each segment is managed according to the products which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker.

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.     Segment information (continued)


Operating segment information for 1998, 1997, and 1996 is summarized as follows:


                                                Mechanical
                                   Toy          Equipment           Corporate          Consolidated
1998
Net sales                  $     9,639,000   $  11,296,000      $          -          $  20,935,000
                           ========================================================================
Operating income (loss)    $       221,000   $    1,324,000     $     (770,000)       $     775,000
Interest expense                  (101,000)         (11,000)           (15,000)            (127,000)
Interest income                     14,000           11,000            328,000              353,000
Other income                        45,000           50,000             71,000              166,000
                           ------------------------------------------------------------------------
Income (loss) before
 income taxes (benefit)    $       179,000   $    1,374,000     $     (386,000)       $   1,167,000
                           ========================================================================
Assets                     $     6,117,000   $    4,742,000     $    5,581,000 (a)    $  16,440,000
Depreciation and           ========================================================================
 amortization              $       243,000   $       95,000     $          -          $     338,000
                           ========================================================================
Capital expenditures       $        75,000   $       69,000     $          -          $     144,000
                           ========================================================================

                                                Mechanical
                                   Toy          Equipment           Corporate            Consolidated
1997
Net sales                  $    12,162,000   $   10,162,000     $            -        $   22,324,000
                           =========================================================================
Operating income (loss)    $    (1,152,000)  $      819,000     $      (431,000)      $     (764,000)
Interest expense                  (124,000)              -              (21,000)            (145,000)
Interest income                     13,000           90,000             244,000              347,000
Other income                        77,000          132,000                  -               209,000
                           -------------------------------------------------------------------------
Income (loss) before
 income taxes (benefit)    $    (1,186,000)  $    1,041,000     $      (208,000)      $     (353,000)
                           =========================================================================
Assets                     $     7,401,000   $    2,809,000     $     5,971,000 (a)   $   16,181,000
Depreciation and           =========================================================================
 amortization              $       871,000   $       85,000     $            -        $      956,000
                           =========================================================================
Capital expenditures       $         4,000   $      128,000     $            -        $      132,000
                           =========================================================================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.     Segment information (continued)

                                               Mechanical
                                   Toy         Equipment             Corporate            Consolidated
1996
Net sales                  $     9,505,000   $  10,241,000      $           -         $   19,746,000
                           =========================================================================
Operating income (loss)    $    (2,281,000)  $     289,000      $      (764,000)      $   (2,756,000)
Interest expense                       -               -                (25,000)             (25,000)
Interest income                        -            91,000              192,000              283,000
Other income                         8,000          59,000                  -                 67,000
                           -------------------------------------------------------------------------
Income (loss) before
 income taxes (benefit)    $    (2,273,000)  $     439,000      $      (597,000)      $    2,431,000)
                           =========================================================================
Assets                     $     5,339,000   $   2,621,000      $     5,450,000 (a)   $   13,410,000
                           =========================================================================
Depreciation and
 amortization              $       623,000   $     113,000      $            -        $      736,000
                           =========================================================================
Capital expenditures       $       112,000   $     160,000      $            -        $      272,000
                           =========================================================================



(A) Corporate assets consist primarily of cash and short-term investments, as described in Note 2.

Net sales to countries outside of the United States, for the years ended December 31, 1998, 1997 and 1996 were approximately $1,631,000, $1,374,000 and
$1,499,000, respectively, and were attributable primarily to sales from the Company's mechanical equipment segment. There were no significant sales to any one country or region, outside of the United States.

Net sales to one customer were approximately 20% and 18% for the years ended December 31, 1998 and 1997, respectively.

EXX INC AND SUBSIDIARIES


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

     COLUMN A                                      Column B            Column C               Column D               Column E

                                                   Balance at         Additions -            Deductions               Balance
                                                   Beginning           Charged                  from                  at End
     DESCRIPTION                                   Of Period          to Income               Reserves               of Period

1998
  Reserve for bad debts and allowances          $     151,000       $      57,000          $          -           $     208,000
                                                ================================================================================

  Warranty                                      $     330,000       $     650,000          $     400,000          $     580,000
                                                ================================================================================

  Reserve for dispositions of inventories       $     597,000       $          -           $        4,000         $     593,000
                                                ================================================================================


1997
  Reserve for bad debts and allowances          $     373,000       $      51,000          $     273,000          $     151,000
                                                ================================================================================

  Warranty                                      $     499,000       $      44,000          $     213,000          $     330,000
                                                ================================================================================

  Reserve for dispositions of inventories       $     211,000       $     386,000          $          -           $     597,000
                                                ================================================================================


1996
  Reserve for bad debts and allowances          $     411,000       $          -           $      38,000          $     373,000
                                                ================================================================================

  Warranty                                      $     583,000       $          -           $      84,000          $     499,000
                                                ================================================================================

  Reserve for dispositions of inventories       $     211,000       $          -           $          -           $     211,000
                                                ================================================================================