Form 10-Q
period 1999-03-31
EXX INC/NV/
filed 1999-05-14
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ____   Exchange Act of 1934


For the quarterly period ended March 31, 1999 or
                               ______________


_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from __________________ to ____________________


    Commission file number           1-5654
                           _________________________


                                    EXX INC
________________________________________________________________________________
            (Exact Name of Registrant as Specified in Its Charter)


      Nevada                                            88-0325271
_______________________________               __________________________________
(State or Other Jurisdiction of                  (IRS Employer
Incorporation or Organization)                  Identification No.)


1350 East Flamingo Road, Suite 689, Las Vegas, Nevada           89119-5263
________________________________________________________________________________
 (Address or Principal Executive Offices)                      (Zip Code)


                                (702) 598-3223
________________________________________________________________________________
             (Registrant's Telephone Number, Including Area Code)


                                        NONE
________________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   NO
    ____     ____


Number of shares of common stock outstanding as of March 31, 1999:
1,931,159 Class A Shares and 629,453 Class B Shares.
---------                    -------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

A. Balance Sheets

  ASSETS                           March 31, 1999      December 31, 1998
  ------                           --------------      -----------------
                                     (unaudited)            (audited)

CURRENT ASSETS:

Cash and cash equivalents           $ 3,031,000             $ 3,383,000
Short term investments                3,244,000               3,510,000
Accounts receivable, less
  allowances of $217,000
  and $208,000                        3,076,000               2,315,000

Inventories, at lower of cost or
  market:

Raw materials                           519,000               1,089,000
Work in process                         175,000                 219,000
Finished goods                        2,730,000               2,244,000
                                    -----------             -----------
                                      3,424,000               3,552,000

Other current assets                    594,000                 276,000
Refundable income taxes                       -                       -
Deferred income taxes                   846,000                 740,000
                                    -----------             -----------

    TOTAL CURRENT ASSETS             14,215,000              13,776,000

Property, plant and equipment,
  at cost:

Land                                     47,000                  41,000
Buildings and improvements            3,032,000               2,961,000
Machinery and equipment               6,354,000               6,358,000
                                    -----------             -----------
                                      9,433,000               9,360,000

Less accumulated depreciation
  and amortization                    7,037,000               6,974,000
                                    -----------             -----------
                                      2,396,000               2,386,000

Other assets                            202,000                 278,000
                                    -----------             -----------

TOTALS                              $16,813,000             $16,440,000
                                    ===========             ===========


See Notes to Financial Statements

LIABILITIES                            March 31, 1999   December 31, 1998
-----------                            ---------------  ------------------
                                         (unaudited)        (audited)

CURRENT LIABILITIES:

Notes Payable - Current Portion            $   49,000          $   49,000
Accounts payable and other
   current liabilities                     $4,331,000          $4,333,000
Income Taxes Payable                          374,000             285,000
                                           ----------          ----------

     TOTAL CURRENT LIABILITIES              4,754,000           4,667,000
                                           ----------          ----------

LONG-TERM LIABILITIES:

Notes Payable, less Current Portion         1,733,000           1,745,000
Pension Liability                             424,000             424,000
Deferred Tax Liability                        323,000             323,000
                                           ----------          ----------
                                            2,480,000           2,492,000
                                           ----------          ----------

STOCKHOLDERS' EQUITY
--------------------


Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  2,787,318 shares issued                     28,000               28,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  929,106 shares issued                        9,000                9,000

Capital in excess of par value             3,993,000            3,993,000
Accumulated other comprehensive loss        (414,000)            (206,000)
Retained earnings                          7,145,000            6,574,000

Less treasury stock at cost:
856,159 and 836,859 shares of
Class A Common stock &
299,653 and 285,553 shares of
Class B Common stock, respectively        (1,182,000)          (1,117,000)
                                         -----------          -----------

TOTAL STOCKHOLDERS' EQUITY                 9,579,000            9,281,000
                                         -----------          -----------

TOTALS                                   $16,813,000          $16,440,000
                                         ===========          ===========




See Notes to Financial Statements

B. Statements of Income

                                     For the Three-Month Period Ended
                                     --------------------------------
                                   March 31, 1999         March 31, 1998
                                   --------------         --------------


Net sales                            $5,470,000             $5,655,000

Cost of sales                         3,593,000              3,963,000
                                     ----------             ----------

Gross profits                         1,877,000              1,692,000

Selling, general and
administrative expenses               1,126,000              1,693,000
                                     ----------             ----------

Operating income (loss)                 751,000                 (1,000)

Interest expense                         42,000                 33,000

Other income                            156,000                238,000
                                     ----------             ----------

Income before provision
  for income taxes                      865,000                204,000

Provision for income taxes              294,000                 69,000
                                     ----------             ----------

Net income                             $571,000               $135,000
                                     ==========             ==========

Basic and diluted
Income per common share :              $    .22               $    .05
                                     ==========             ==========

See Notes to Financial Statements

C.  Statements of Cash Flow

                                                           For the Three-Month Period Ended
                                                           --------------------------------
                                                          March 31, 1999        March 31,1998
                                                          --------------        -------------

Operating activities:
Net income                                                    $  571,000            135,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Depreciation and Amortization                                     63,000             93,000
Deferred income taxes                                                  -
Provision for bad debts                                            9,000             22,000
Accrued interest income                                          (48,000)
Increase (decrease) in cash attributable to changes in
 assets and liabilities:
  Accounts receivable                                           (770,000)          (400,000)
  Inventories                                                    128,000           (180,000)
  Other current assets                                          (318,000)           (86,000)
  Refundable income taxes                                              -                  -
  Deferred income tax                                                  -                  -
  Other assets                                                    76,000            205,000
  Accounts payable and other
   current liabilities                                            87,000            187,000
  Deferred income taxes                                                -                  -
                                                              ----------         ----------

Net cash provided by (used in) operating activities             (202,000)           (24,000)
                                                              ----------         ----------

Cash flows from investing activities:
 Purchase of property and equipment                              (73,000)           (19,000)
                                                              ----------         ----------

Net cash provided by (used in) investing activities              (73,000)           (19,000)
                                                              ----------         ----------

Cash flows (used in) financing activities:
 Payments on notes payable                                       (12,000)           (54,000)
 Purchases of Treasury Stock                                     (65,000)                 -
                                                              ----------         ----------
Net cash (used in) financing activities                          (77,000)           (54,000)
                                                              ----------         ----------

Net increase (decrease) in cash and cash equivalents            (352,000)           (97,000)

Cash and cash equivalents
 beginning of period                                           3,383,000          3,654,000
                                                              ----------         ----------

Cash and cash equivalents,
 end of period                                                $3,031,000          3,557,000
                                                              ==========         ==========



See Notes to Financial Statements

a.  Statements of Cash Flow (continued)

                                                         For the Three-Month Period Ended
                                                         --------------------------------
                                                     March 31, 1999             March 31, 1998
                                                     --------------             --------------


Supplemental disclosure of cash flow information:

Cash Paid during the year for:
  Interest                                                 $42,000                  $26,000
  Income taxes                                             203,000                      ---


Supplemental schedule of non-cash investing and financing activities:

                                      NONE

See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1:  The unaudited financial statements as of March 31, 1999 and 1998
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.



Note 2:  Notes Payable
----------------------

     Notes Payable represents obligations of the Handi-Pac subsidiary as follows:

                                          March 31, 1999
                                          --------------

     Notes Payable - SBA Loans                $  926,000
     Capital Lease payable                       856,000
                                              ----------
                                               1,782,000

     Current Portion of Long-Term Debt            49,000
                                              ----------

                                              $1,733,000
                                              ==========


     During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

     As of March 31, 1999, there was no other bank debt for the other subsidiaries except as noted above.

Note 3:  Computation of income per common share for the comparative three month
-------
periods ended March 31, 1999 and March 31, 1998, was based on 2,574,705 common shares and 2,695,256 common shares outstanding, being the average number of shares outstanding during the respective periods.

Note 4:  Effective March 30, 1998, options to purchase 300,000 shares of Class A
-------
and 100,000 shares of Class B stock were issued to the Chief Executive Officer in accordance with an agreement between the Company and the Chief Executive Officer canceling the officer's right to have the Company purchase all or any part of the shares of the Company owned by the Chief Executive Officer and/or members of his family. Please refer to footnote 12 in the 10K report for the year ended December 31, 1997.



See Notes to Financial Statements

Note 5:  The following information is reported as required for industry segment
-------
disclosure.

                              Three Months Ended March 31, 1999
                              ---------------------------------
                                                     Mechanical
                                             Toy     Equipment     Consolidated
                                             ---     ---------     ------------

Sales                                  $2,342,000    $3,128,000      $5,470,000
                                       ==========    ==========    ============

Operating income                       $  248,000    $  638,000      $  886,000
                                       ==========    ==========

General corporate expenses                                              136,000
Interest expense                                                         42,000
Interest income                                                         107,000
Other income                                                             50,000
                                                                   ------------

Income before income taxes                                           $  865,000
                                                                   ============


See Notes to Financial Statements

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------

           A.   Results of Operations
                ---------------------

          Sales for the first quarter of 1999 were $5,470,000 compared to $5,655,000 in 1998, a 3% decrease. The Mechanical Equipment Group had total sales of $3,128,000, which was 28% more than the prior year's $2,440,000. The Toy Segment reflected a sales decrease of 27% to $2,342,000 from $3,215,000 in 1998.

          Gross profits for the first quarter 1999 totaled $1,877,000 compared to $1,692,000 for the comparable period in 1998. While gross profits in the Toy division declined between the periods, the Mechanical Equipment Group accounted for the net increase. Gross profits as a percentage of sales increased to 34% compared to last year's 30% because of a higher gross profit percentage earned by the Mechanical Equipment Group.

          First quarter Toy Segment sales continue to reflect an industry decline. This information has been reported during the past several quarters. Management continues to make extra efforts to review the Segment's results in order to improve operations. In addition, management has been diligently looking at product mix and new designs to attempt to improve same.

          First quarter sales of the Mechanical Equipment Group reflects a surge in sales in the TX Group due mainly to customers' needs in resolving Y2K problems relating to their installed equipment base. While it is too early to tell, it is hoped that the remaining quarters will reflect positive results from these telecommunications sales as well as an improvement in the Motor operations market share.

          Operating income was $751,000 in the first quarter of 1999 compared to an operating loss of $1,000 during the first quarter of 1998. The increase in operating income was due primarily to improvements in operations of the Mechanical Equipment Group.

          Interest expense was $42,000, compared to $33,000 the same period last year.

          The net income for the first quarter of 1999 was $571,000 or 22 cents per share (basic and diluted) compared to a net income of $135,000 or 5 cents per share (basic and diluted) in the comparable period of 1998.





See Notes to Financial Statements

B.   Liquidity and Capital Resources
     -------------------------------

          For the three months ended March 31, 1999, the Company used $202,000 from operating activities as compared to a use of $24,000 in the corresponding period of the preceding year. The principal reason for the increased cash flow in 1999 is the increased net income in the 1999 period. For the three months ended March 31, 1999, the Company used $73,000 for investing activities, principally for the purchase of equipment. In the corresponding period of the preceding year, the Company used $19,000 for investing activities, principally for the purchase of equipment. Cash flows used in financing activities during the three months ended March 31, 1999 of $77,000 relate mostly to the purchase of treasury stock.

          At March 31, 1999 the Company had working capital of approximately $9,461,000 and a current ratio of 3.0 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $926,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


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


Date:     May 14, 1999