Form 10-Q
period 1999-06-30
EXX INC/NV/
filed 1999-08-12
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934

For the quarterly period ended June 30, 1999 or
                               -------------

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                  to
                               -----------------   ----------------------------

      Commission file number       1-5654
                             --------------------------------------------------

                               EXX INC
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

       Nevada                                                 88-0325271
-------------------------------                         -----------------------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                              Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada           89119-5263
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

Yes  X    NO
    ----     ----

Number of shares of common stock outstanding as of June 30, 1999:
1,912,359 Class A Shares and 624,953 Class B Shares.
---------                    -------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

A. Balance Sheets

   ASSETS                                                          June 30, 1999                         December 31, 1998
   ------                                                          -------------                         -----------------
                                                                    (unaudited)                              (audited)

CURRENT ASSETS:

Cash and cash equivalents                                    $         4,466,000                         $        3,383,000
Short term investments                                                 3,105,000                                  3,510,000
Accounts receivable, less
    allowances of $183,000
    and $208,000                                                       2,523,000                                  2,315,000

Inventories, at lower of cost or market:

Raw materials                                                            381,000                                  1,089,000
Work in process                                                           63,000                                    219,000
Finished goods                                                         2,868,000                                  2,244,000
                                                             -------------------                         ------------------
                                                                       3,312,000                                  3,552,000

Other current assets                                                     519,000                                    276,000
Refundable income taxes                                                   -                                          -
Deferred income taxes                                                    911,000                                    740,000
                                                             -------------------                         ------------------

        TOTAL CURRENT ASSETS                                          14,836,000                                 13,776,000

Property, plant and equipment, at cost:

Land                                                                      47,000                                     41,000
Buildings and improvements                                             3,032,000                                  2,961,000
Machinery and equipment                                                6,408,000                                  6,358,000
                                                             -------------------                         ------------------
                                                                       9,487,000                                  9,360,000

Less accumulated depreciation
    and amortization                                                   7,095,000                                  6,974,000
                                                             -------------------                         ------------------
                                                                       2,392,000                                  2,386,000

Other assets                                                             245,000                                    278,000
                                                             -------------------                         ------------------

TOTALS                                                       $        17,473,000                         $       16,440,000
                                                             ===================                         ==================

See Notes to Financial Statements

A. Balance Sheets (continued)

  LIABILITIES                                                    June 30, 1999                           December 31, 1998
  -----------                                                    -------------                           -----------------
                                                                  (unaudited)                               (audited)

CURRENT LIABILITIES:
Notes Payable - Current Portion                              $            49,000                         $           49,000
Accounts payable and other
    current liabilities                                                4,128,000                                  4,333,000
Income Taxes Payable                                                     537,000                                    285,000
                                                             -------------------                         ------------------

     TOTAL CURRENT LIABILITIES                                         4,714,000                                  4,667,000
                                                             -------------------                         ------------------

LONG-TERM LIABILITIES:

Notes Payable, less Current Portion                                    1,721,000                                  1,745,000
Pension Liability                                                        424,000                                    424,000
Deferred Tax Liability                                                   323,000                                    323,000
                                                             -------------------                         ------------------
                                                                       2,468,000                                  2,492,000
                                                             -------------------                         ------------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
    Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
    Authorized 25,000,000 shares;
     2,787,318 shares issued                                              28,000                                     28,000
Common stock, Class B $.01 par value,
    Authorized 1,000,000 shares;
     929,106  shares issued                                                9,000                                      9,000

Capital in excess of par value                                         3,993,000                                  3,993,000
Accumulated other comprehensive loss                                    (538,000)                                  (206,000)
Retained earnings                                                      8,032,000                                  6,574,000

Less treasury stock at cost:
874,959 and 836,859 shares of
Class A Common stock &
 304,153 and 285,553 shares of
Class B Common stock, respectively                                    (1,233,000)                                (1,117,000)
                                                             -------------------                         ------------------

TOTAL STOCKHOLDERS' EQUITY                                            10,291,000                                  9,281,000
                                                             -------------------                         ------------------

TOTALS                                                       $        17,473,000                         $       16,440,000
                                                             ===================                         ==================

See Notes to Financial Statements

B. Statements of Income

                                             For the Three-Month Period Ended                    For the Six-Month Period Ended
                                           -----------------------------------                -----------------------------------
                                           June 30, 1999         June 30, 1998                June 30, 1999         June 30, 1998
                                           -----------------------------------                -----------------------------------
Net sales                               $        6,063,000      $        5,197,000           $    11,533,000       $    10,852,000

Cost of sales                                    3,332,000               3,663,000                 6,925,000             7,626,000
                                        ------------------      ------------------            --------------       ---------------

Gross profit                                     2,731,000               1,534,000                 4,608,000             3,226,000

Selling, general and
administrative expenses                          1,512,000               1,279,000                 2,638,000             2,972,000
                                        ------------------      ------------------            --------------       ---------------

Operating income                                 1,219,000                 255,000                 1,970,000               254,000

Interest expense                                    24,000                  36,000                    66,000                69,000

Other income                                       149,000                 (16,000)                  305,000               222,000
                                        ------------------      -------------------           --------------       ---------------

Income before provision
    for income taxes                             1,344,000                 203,000                 2,209,000               407,000


Provision for income taxes                         457,000                  69,000                   751,000               138,000
                                        ------------------      ------------------            --------------        --------------

Net income                              $          887,000      $          134,000            $    1,458,000        $      269,000
                                        ==================      ==================            ===============       ==============


Basic and diluted
Income per common share:                $              .35      $              .05            $          .57        $          .10
                                        ==================      ==================            ==============        ==============


See Notes to Financial Statements

C.  Statements of Cash Flow

                                                                                                 For the Six-Month Period Ended
                                                                                                 ------------------------------
                                                                                      June 30, 1999                    June 30, 1998
                                                                                      -------------                    -------------
Operating activities:
Net income                                                                      $         1,458,000               $         269,000
Adjustments to reconcile net income  to net cash
    provided by (used in) operating activities:
Depreciation and Amortization                                                               132,000                         205,000
Provision for bad debts                                                                     (25,000)                         23,000
Accrued Interest Income                                                                     (98,000)                          -
Increase (decrease) in cash attributable to changes in assets and liabilities:
      Accounts receivable                                                                  (183,000)                        237,000
      Inventories                                                                           240,000                        (400,000)
      Other current assets                                                                 (243,000)                        182,000
      Other assets                                                                           33,000                         249,000
      Accounts payable and other
        current liabilities                                                                  47,000                        (136,000)
                                                                                -------------------               ------------------

Net cash provided by operating activities                                                 1,361,000                         629,000
                                                                                -------------------               -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                                     (138,000)                        (41,000)
                                                                                --------------------              ------------------

Net cash provided by (used in) investing activities                                        (138,000)                        (41,000)
                                                                                --------------------              ------------------

Cash flows (from) financing activities:
    Payments on notes payable                                                               (24,000)                        (68,000)
    Purchases of Treasury Stock                                                            (116,000)                          -
                                                                                --------------------              -----------------

Net cash (from) financing activities                                                       (140,000)                        (68,000)
                                                                                --------------------              -----------------

Net increase (decrease) in cash and cash equivalents                                      1,083,000                         520,000

Cash and cash equivalents
    beginning of period                                                                   3,383,000                       3,654,000
                                                                                -------------------               -----------------

Cash and cash equivalents,
    end of period                                                               $         4,466,000               $       4,174,000
                                                                                ===================               =================





See Notes to Financial Statements


                                                                                         For the Six-Month Period Ended
                                                                                         ------------------------------
                                                                                     June 30, 1999                 June 30, 1998
                                                                                     -------------                 -------------
Supplemental disclosure of cash flow information:


Cash Paid during the year for:
    Interest                                                                    $            66,000               $          53,000
    Income taxes                                                                            792,000                             ---


Supplemental schedule of non-cash investing and financing activities:

                                      NONE


See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1: The unaudited financial statements as of June 30, 1999 and 1998 reflect
-------
all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2: Notes Payable
-------
        Notes Payable represents obligations of the Handi-Pac subsidiary as follows:

                                                    June 30, 1999
                                                    -------------

       Notes Payable - SBA Loans                    $    916,000
       Capital Lease payable                             854,000
                                                    ------------
                                                       1,770,000

       Current Portion of Long-Term Debt                  49,000
                                                    ------------
                                                    $  1,721,000
                                                    ============


       During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

       As of June 30, 1999, there was no other bank debt for the other subsidiaries except as noted above.

Note 3: Computation of income per common share for the comparative three month
-------
and six month periods ended June 30, 1999 and June 30, 1998, was based on 2,548,395 and 2,695,256 common shares and 2,561,550 and 2,695,256 common shares outstanding, being the average number of shares outstanding during the respective periods.

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



See Notes to Financial Statements

Note 5:   Comprehensive Income
-------   --------------------

          Comprehensive Income is as follows:

                                            For the Three-Month Period Ended                     For the Six-Month Period Ended
                                           -----------------------------------                   ------------------------------
                                           June 30, 1999         June 30, 1998                  June 30, 1999       June 30, 1998
                                           -----------------------------------                  ---------------------------------
Net income                               $        887,000        $    134,000                   $    1,458,000         $  269,000

Unrealized losses on debt
securities net of taxes:                         (124,000)               -                            (332,000)              -
                                         ----------------        ------------                   --------------         ----------
Comprehensive Income                     $        763,000        $    134,000                   $    1,126,000         $  269,000
                                        =================        ============                   ==============         ==========


Note 6:   The following information is reported as required for industry
-------
          segment disclosure.

                                                                                 Three Months Ended June 30, 1999
                                                                                 --------------------------------
                                                                                            Mechanical
                                                                     Toys                    Equipment               Consolidated
                                                                     ----                    ---------               ------------
Sales                                                        $        1,591,000        $        4,472,000         $       6,063,000
                                                             ==================        ==================         =================

Operating income                                             $           91,000        $        1,464,000         $       1,555,000
                                                             ==================        ==================

General corporate expenses                                                                                                  335,000
Interest expense                                                                                                             24,000
Interest income                                                                                                             111,000
Other income                                                                                                                 37,000
                                                                                                                  -----------------

Income before income taxes                                                                                        $       1,344,000
                                                                                                                  =================



                                                                                 Six Months Ended June 30, 1999
                                                                                 ------------------------------
                                                                                            Mechanical
                                                                     Toys                    Equipment               Consolidated
                                                                     ----                    ---------               ------------

Sales                                                        $        3,933,000        $        7,600,000         $      11,533,000
                                                             ==================        ==================         =================

Operating income                                             $          339,000        $        2,102,000         $       2,441,000
                                                             ==================        ==================

General corporate expenses                                                                                                  471,000
Interest expense                                                                                                             66,000
Interest income                                                                                                             218,000
Other income                                                                                                                 87,000
                                                                                                                  -----------------

Income before income taxes                                                                                        $       2,209,000
                                                                                                                  =================



See Notes to Financial Statements

Note 6 - Con't
--------------

                                                                                   Three Months Ended June 30, 1998
                                                                                   --------------------------------
                                                                                            Mechanical
                                                                     Toys                    Equipment               Consolidated
                                                                     ----                    ---------               ------------
Sales                                                        $        2,373,000        $        2,680,000         $       5,053,000
                                                             ==================        ==================         =================

Operating income                                             $          116,000        $          559,000         $         675,000
                                                             ==================        ==================

General corporate expenses                                                                                                  384,000
Interest expense                                                                                                             36,000
Interest income                                                                                                              61,000
Other income                                                                                                               (113,000)
                                                                                                                  -----------------

Income before income taxes                                                                                        $         203,000
                                                                                                                  =================



                                                                                  Six Months Ended June 30, 1998
                                                                                  ------------------------------
                                                                                            Mechanical
                                                                     Toys                    Equipment               Consolidated
                                                                     ----                    ---------               ------------
Sales                                                        $        5,588,000        $        5,265,000         $      10,853,000
                                                             ==================        ==================         =================

Operating income                                             $          229,000        $          552,000         $         781,000
                                                             ==================        ==================

General corporate expenses                                                                                                  527,000
Interest expense                                                                                                             69,000
Interest income                                                                                                             160,000
Other income                                                                                                                 62,000
                                                                                                                  -----------------

Income before income taxes                                                                                        $         407,000
                                                                                                                  =================




See Notes to Financial Statements

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

          A.  Results of Operations
              ---------------------

              Sales for the second quarter of 1999 were $6,063,000 compared to $5,197,000 in 1998. For the six month period, 1999 sales were $11,533,000 compared to $10,852,000 in 1998, a 6% increase. The Toy segment's second quarter sales totaled $1,591,000 compared to $2,373,000 in 1998, while the six month 1999 sales totaled $3,933,000 compared to $5,588,000 in 1998. The Mechanical equipment group's second quarter sales totaled $4,472,000 compared to $3,128,000 in 1998, while the six month sales totaled $7,600,000 compared to $5,265,000 in 1998.

              Gross profit for the second quarter 1999 totaled $2,731,000 compared to $1,534,000 in 1998. For the six month period, 1999 gross profit was $4,608,000 compared to $3,226,000 in 1998. While gross profit in the toy division continued to decline for the three and six month periods, the Mechanical Equipment Group, primarily the TX Group, accounted for the overall increase in gross profit.

              Second quarter toy division sales reflect the lackluster market and lack of productive licenses. The industry remains in a slump continuing to challenge management to find new answers and approaches in the current environment.

              Second quarter Mechanical Equipment sales continue to reflect a surge in sales in the TX Group which was due primarily to meeting customer needs in resolving Y2K problems relating to their installed equipment base. While these sales are a welcome addition, no prediction can be made at this time as to the continuation of such sales in future periods.

              Operating income was $1,219,000 for the second quarter 1999 compared to operating income of $255,000 in 1998. For the six months, operating income was $1,970,000 compared to operating income of $254,000 in 1998.

              Interest expense was $24,000 for the second quarter 1999 compared to $36,000 in the same period last year. For the six months, interest expense was $66,000 compared to $69,000 for 1998.

              The net income for the second quarter of 1999 was $887,000 or 35 cents per share compared to net income of $134,000 or 5 cents per share (basic and diluted) in the comparable period of 1998. On a six months basis, the net income was $1,458,000 or 57 cents per share compared to net income of $269,000 or 10 cents per share (basic and diluted) for the 1998 period.


See Notes to Financial Statements

       B.     Liquidity and Capital Resources
              -------------------------------

              For the six months ended June 30, 1999, the Company was provided with $1,361,000 from operating activities as compared to $629,000 in the corresponding period of the preceding year. For the six months ended June 30, 1999, the Company used $138,000 for investing activities, principally for the purchase of equipment. In the corresponding period of the preceding year, the Company used $41,000 for investing activities, principally for the purchase of equipment. Cash flows from financing activities during the six months ended June 30, 1999 of $140,000 relate principally to the purchase of Treasury Stock as compared to $68,000 in the prior period ended June 30, 1998 which related to note repayments.

              At June 30, 1999, the Company had working capital of approximately $10,122,000 and a current ratio of 3.1 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $916,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

(a) The Annual Meeting of Shareholders was held on May 26, 1999.

(b) (1) The proposal to re-elect the one Class A director was passed by a vote of 1,872,159 shares in favor and 13,106 shares abstaining.

    (2) The proposal to re-elect the three Class B directors was passed by a vote of 592,894 shares in favor and 5,294 shares abstaining.

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

Date:   August 12, 1999



See Notes to Financial Statements