Form 10-Q
period 1999-09-30
EXX INC/NV/
filed 1999-11-12
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

         Quarterly report pursuant to Section 13 or 15(d) of the Securities
   X     Exchange Act of 1934
-------

For the quarterly period ended September 30, 1999 or
                               ------------------

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-------

For the transition period from            to
                              ------------  ------------

    Commission file number      1-5654
                           ----------------

                                    EXX INC
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                Nevada                                     88-0325271
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                    Identification No.)


    1350 East Flamingo Road, Suite 689, Las Vegas, Nevada       89119-5263
    ----------------------------------------------------------------------
         (Address or Principal Executive Offices)               (Zip Code)


                                (702) 598-3223
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                     NONE
     ---------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     NO
   -----     -----

Number of shares of common stock outstanding as of September 30, 1999:
1,912,359 Class A Shares and 624,953 Class B Shares.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

A. Balance Sheets


  ASSETS                         September 30, 1999        December 31, 1998
  ------                         ------------------        -----------------
                                     (unaudited)               (audited)

CURRENT ASSETS:
Cash and cash equivalents           $ 4,519,000               $ 3,383,000
Short term investments                3,026,000                 3,510,000
Accounts receivable, less
  allowances of $83,000
  and $208,000                        1,863,000                 2,315,000

Inventories, at lower of cost or
  market:

Raw materials                           423,000                 1,089,000
Work in process                         103,000                   219,000
Finished goods                        2,965,000                 2,244,000
                                    -----------               -----------
                                      3,491,000                 3,552,000

Other current assets                    543,000                   276,000
Refundable income taxes                 112,000                         -
Deferred income taxes                   954,000                   740,000
                                    -----------               -----------

    TOTAL CURRENT ASSETS             14,508,000                13,776,000

Property, plant and equipment,
  at cost:

Land                                     47,000                    41,000
Buildings and improvements            3,032,000                 2,961,000
Machinery and equipment               6,469,000                 6,358,000
                                    -----------               -----------
                                      9,548,000                 9,360,000

Less accumulated depreciation
  and amortization                    7,176,000                 6,974,000
                                    -----------               -----------
                                      2,372,000                 2,386,000

Other assets                            219,000                   278,000
                                    -----------               -----------

TOTALS                              $17,099,000               $16,440,000
                                    ===========               ===========

See Notes to Financial Statements


LIABILITIES                            September 30, 1999   December 31, 1998
-----------                            -------------------  ------------------
                                           (unaudited)          (audited)

CURRENT LIABILITIES:

Notes Payable-Current Portion                  $   49,000          $   49,000
Accounts payable and other
   current liabilities                          3,879,000           4,333,000
Income Taxes Payable                                    -             285,000
                                               ----------          ----------

     TOTAL CURRENT LIABILITIES                  3,928,000           4,667,000
                                               ----------          ----------

LONG-TERM LIABILITIES:

Notes Payable, less Current Portion             1,710,000           1,745,000
Pension Liability                                 424,000             424,000
Deferred Tax Liability                            323,000             323,000
                                               ----------          ----------
                                                2,457,000           2,492,000
                                               ----------          ----------


STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  2,787,318 shares issued                          28,000              28,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  929,106 shares issued                             9,000               9,000

Capital in excess of par value                  3,993,000           3,993,000
Accumulated other comprehensive loss             (623,000)           (206,000)
Retained earnings                               8,540,000           6,574,000

Less treasury stock at cost:
874,959 shares and 836,859 shares of
Class A Common stock &
304,153 shares and 285,553 shares of
Class B Common stock, respectively             (1,233,000)         (1,117,000)
                                              -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                     10,714,000           9,281,000
                                              -----------         -----------

TOTALS                                        $17,099,000         $16,440,000
                                              ===========         ===========

See Notes to Financial Statements

B. Statements of Income

                              For the Three-Month Period Ended         For the Nine-Month Period Ended
                              --------------------------------         -------------------------------
                           September 30, 1999   September 30, 1998  September 30, 1999  September 30, 1998
                           ------------------   ------------------  ------------------  ------------------
Net sales                  $4,005,000           $4,742,000          $15,538,000          $15,594,000

Cost of sales               2,450,000            3,208,000            9,375,000           10,834,000
                           ----------           ----------          -----------          -----------

Gross profit                1,555,000            1,534,000            6,163,000            4,760,000

Selling, general and
administrative expenses       889,000            1,301,000            3,527,000            4,273,000
                           ----------           ----------          -----------          -----------

Operating profit              666,000              233,000            2,636,000              487,000

Interest expense               24,000               25,000               90,000               94,000

Other income                  128,000               82,000              433,000              304,000
                           ----------           ----------          -----------          -----------

Income before provision
  for income taxes            770,000              290,000            2,979,000              697,000

Provision for
  income taxes                262,000               97,000            1,013,000              235,000
                           ----------           ----------          -----------          -----------

Net income                 $  508,000           $  193,000          $ 1,966,000          $   462,000
                           ==========           ==========          ===========          ===========

Basic and diluted income
per common share           $      .20           $      .07          $       .77          $       .17
                           ==========           ==========          ===========          ===========

See Notes to Financial Statements

C.  Statements of Cash Flow

                                                              For the Nine-Month Period Ended
                                                              --------------------------------
                                                          September 30, 1999   September 30, 1998
                                                          ------------------   ------------------
Operating activities:
Net income                                                $1,966,000           $   462,000
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Depreciation and Amortization                                202,000               305,000
Provision for bad debts                                     (125,000)               31,000
Accrued interest income                                     (147,000)                    -
Increase (decrease) in cash attributable to changes in
   assets and liabilities:
      Accounts receivable                                    577,000               (70,000)
      Inventories                                             61,000               445,000
      Other current assets                                  (267,000)              421,000
      Refundable income taxes                               (112,000)                    -
      Other assets                                            59,000               243,000
      Accounts payable and other
        current liabilities                                 (739,000)             (777,000)
                                                          ----------           -----------

Net cash provided by operating activities                  1,475,000             1,060,000
                                                          ----------           -----------

Cash flows from investing activities:
   Purchase of property and equipment                       (188,000)             (106,000)
   Purchase of Short-Term Investments                              -            (1,471,000)
                                                          ----------           -----------

Net cash used in investing activities                       (188,000)           (1,577,000)
                                                          ----------           -----------

Cash flows (used in) financing activities:
   Payments on Notes Payable                                 (35,000)              (80,000)
   Purchase of Treasury Stock                               (116,000)             (117,000)
                                                          ----------           -----------

Net cash (used in) financing activities                     (151,000)             (197,000)
                                                          ----------           -----------

Net increase (decrease) in cash and cash equivalents       1,136,000              (714,000)

Cash and cash equivalents
   beginning of period                                     3,383,000             3,654,000
                                                          ----------           -----------

Cash and cash equivalents,
   end of period                                          $4,519,000           $ 2,940,000
                                                          ==========           ===========

See Notes to Financial Statements

                                                           For the Nine-Month Period Ended
                                                           -------------------------------
                                                       September 30, 1999   September 30, 1998
                                                       ------------------   ------------------
Supplemental disclosure of cash flow information:

Cash Paid during the year for:
  Interest                                                 $   90,000           $   77,000
  Income taxes                                              1,300,000                    -

Supplemental schedule of non-cash investing and financing activities:

                                              NONE


See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1:  The unaudited financial statements as of September 30, 1999 and 1998
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2:  Notes Payable
-------  -------------

         Notes Payable represents obligations of the Handi-Pac subsidiary as follows:

                                                  September 30, 1999
                                                  ------------------

         Notes Payable - SBA Loans                    $  907,000
         Capital Lease payable                           852,000
                                                      ----------
                                                       1,759,000

         Current Portion of Long-Term Debt                49,000
                                                      ----------

                                                      $1,710,000
                                                      ==========

     During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

     As of September 30, 1999, there was no other bank debt for the other subsidiaries except as noted above.

Note 3:  Computation of income per common share for the comparative three
-------
month and nine month periods ended September 30, 1999 and September 30, 1998, was based on 2,537,312 and 2,544,701 common shares and 2,678,814 and 2,687,035 common shares outstanding, being the average number of shares outstanding during the respective periods.

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

See Notes to Financial Statements

Note 5:  Subsequent Event
-------  ----------------

         On October 29, 1999, EXX INC announced the purchase for investment purposes of 596,300 shares or 12.1% of the outstanding common stock of Newcor Inc. a Bloomfield Hills, Michigan corporation engaged in Precision Machined Products, Rubber and Plastic and Special Machines. In addition, David A. Segal, Chairman of EXX also purchased 24,000 shares of Newcor for his own account. The combined total purchase represented 12.6% of the outstanding stock of Newcor. Please refer to Form 13D filed October 29, 1999.

Note 6:  Comprehensive Income
-------  ---------------------

         Comprehensive Income is as follows:

                                For the Three-Month Period Ended         For the Nine-Month Period Ended
                             ---------------------------------------  --------------------------------------
                             September 30, 1999  September 30, 1998   September 30, 1999  September 30, 1998
                             ---------------------------------------  --------------------------------------

Net income                   $508,000            $193,000             $1,966,000           $462,000

Unrealized losses on debt
securities net of taxes:      (85,000)                  -               (417,000)                 -
                             --------            --------             ----------          ---------

Comprehensive Income         $423,000            $193,000             $1,549,000           $462,000
                             ========            ========             ==========          =========

See Notes to Financial Statements

Note 7:  The following information is reported for industry segment disclosure.
-------

                              Three Months Ended September 30, 1999
                              -------------------------------------
                                           Mechanical
                                 Toys      Equipment   Consolidated
                                 ----      ----------  ------------
Sales                         $1,187,000   $2,818,000    $4,005,000
                              ==========   ==========  ============

Operating income              $  209,000   $  573,000    $  782,000
                              ==========   ==========

General corporate expenses                                  116,000
Interest expense                                             24,000
Interest income                                             126,000
Other income                                                  2,000
                                                       ------------

Income before income taxes                               $  770,000
                                                       ============

                              Nine Months Ended September 30, 1999
                              ------------------------------------
                                          Mechanical
                                 Toys     Equipment   Consolidated
                                 ----     ----------  ------------
Sales                         $5,120,000  $10,418,000   $15,538,000
                              ==========  ===========  ============

Operating income              $  548,000  $ 2,674,000   $ 3,222,000
                              ==========  ===========

General corporate expenses                                  586,000
Interest expense                                             90,000
Interest income                                             344,000
Other income                                                 89,000
                                                       ------------

Income before income taxes                              $ 2,979,000
                                                       ============

See Notes to Financial Statements

Note 7 - Con't
--------------

                              Three Months Ended September 30, 1998
                              -------------------------------------
                                           Mechanical
                                 Toys      Equipment   Consolidated
                                 ----      ----------  ------------

Sales                         $1,655,000   $3,087,000    $4,742,000
                              ==========   ==========  ============

Operating income              $ (240,000)  $  449,000    $  209,000
                              ==========   ==========

General corporate expenses                                  (24,000)
Interest expense                                             25,000
Interest income                                              57,000
Other income                                                 25,000
                                                       ------------

Income before income taxes                               $  290,000
                                                       ============

                              Nine Months Ended September 30, 1998
                              ------------------------------------
                                          Mechanical
                                 Toys     Equipment   Consolidated
                                 ----     ----------  ------------


Sales                         $7,243,000   $8,351,000   $15,594,000
                              ==========   ==========  ============

Operating income              $  (11,000)  $1,001,000   $   990,000
                              ==========   ==========

General corporate expenses                                  503,000
Interest expense                                             94,000
Interest income                                             217,000
Other income                                                 87,000
                                                       ------------

Income before income taxes                              $   697,000
                                                       ============

See Notes to Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Sales for the third quarter of 1999 were $4,005,000 compared to $4,742,000 in 1998, a 16% decrease. For the nine month period, 1999 sales were $15,538,000 compared to $15,594,000 in 1998. The Toy Segment's third quarter sales totaled $1,187,000 compared to $1,655,000 in 1998, while the nine month 1999 sales totaled $5,120,000 compared to $7,243,000, in 1998. The Mechanical equipment group's third quarter sales totaled $2,818,000 compared to $3,087,000 in 1998, while the nine month sales totaled $10,418,000 compared to $8,351,000 in 1998.

Gross profit for the third quarter 1999 totaled $1,555,000 compared to $1,534,000 in 1998. For the nine-month period, 1999 gross profits were $6,163,000 compared to $4,760,000 in 1998. While the gross profit in the toy division continued to decline for the three and nine month periods, the Mechanical Equipment Group, primarily the TX Group, accounted for the overall increase in gross profit.

Third quarter toy division sales have continued to decline, consistent with the industry. The decline in sales is evident for both the large manufacturers as well as smaller competitors. The lack of any major license or product continues to hamper any growth. Management has continued placing its efforts in reviewing product mix, distribution cost and customer base as well as personnel structure in attempt to improve operating results.

Third quarter Mechanical Equipment sales represent a small decrease in comparison to the comparable quarter in 1998. Management remains hopeful that the fourth quarter of 1999 will reflect positive results from the enhanced telecommunications product line as well as an improvement in Motor operations market share.

Operating profit was $666,000 for the third quarter 1999 compared to a profit of $233,000 in 1998. For the nine months, operating profit was $2,636,000 compared to a profit of $487,000 in 1998.

Interest expense was $24,000 for the third quarter 1999 compared to $25,000 in the same period last year. For the nine months, interest expense was $90,000 compared to $94,000 for 1998.

The net income for the third quarter of 1999 was $508,000 or 20 cents per share, compared to $193,000 or 7 cents per share (basic and diluted) in the comparable period of 1998. On a nine month basis, the net income was $1,966,000 or 77 cents per share compared to $462,000 or 17 cents per share (basic and diluted) for the 1998 period.

See Notes to Financial Statements

     B.   Liquidity and Capital Resources
          -------------------------------

          For the nine months ended September 30, 1999, the Company was provided with $1,475,000 from operating activities as compared to a benefit of $1,060,000 in the corresponding period of the preceding year. For the nine months ended September 30, 1999, the Company used $188,000 for investing activities, for the purchase of property and equipment. In the corresponding period of the preceding year, the Company used $1,577,000 for investing activities, principally for the purchase of short-term investments. Cash flows used in financing activities during the nine months ended September 30, 1999 of $151,000 relate principally to the purchase of treasury stock. For the corresponding period of the preceding year, the company used $197,000 in financing activities also principally for the purchase of treasury stock.

          At September 30, 1999, the Company had working capital of approximately $10,580,000 and a current ratio of 3.7 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $907,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


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

Date:     November 12, 1999