Form 10-K405
period 1999-12-31
EXX INC/NV/
filed 2000-03-29
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-K

(Mark One)

  X   Annual report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

For the fiscal year ended    December 31, 1999       or
                          -----------------------       ----------------------
      Transition report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

For the transition period from                       to
                              -----------------------  -----------------------
Commission file number              1-5654
                       ------------------------------------------

                                   EXX  INC
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

Nevada                                                 88-0325271
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

1350 East Flamingo Road, Suite 689
Las Vegas, Nevada                                      89119-5263
----------------------------------------   -----------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 702-598-3223
------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
      Title of each class                       on Which Registered
      -------------------                       ---------------------
Common Stock Par Value $.01 Class A                  American Stock Exchange
---------------------------------------              --------------------------
Common Stock Par Value $.01 Class B                  American Stock Exchange
---------------------------------------              --------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                     None
------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                     -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of December 31, 1999: 12,061,607 Class A shares and 624,953 Class B shares (exclusive of 5,591,407 Class A shares and 304,153 Class B shares held in registrant's treasury). Of the shares outstanding, 6,084,625 Class A shares and 310,375 Class B shares are held by non-affiliates. The market value of the shares held by non-affiliates is $9,064,703 based on $1.375 and $2.25 per share, respectively of the closing price of the registrant's Class A and Class B common stock on the American Stock Exchange on March 17, 2000.

Documents incorporated by reference are: Registrant's Proxy Statement dated April, 2000 for the Annual Meeting of Stockholders to be held in June, 2000, Form 8-K Report dated February 3, 1997, Form 8-K Report dated October 29, 1999, and Form 10-K Report for the year ended December 31, 1997 dated March 31, 1998, Form 10-K Report for the year ended December 31, 1998 dated March 30, 1999, Form S-4 Registration Statement dated July 25, 1994 and Form S-4 Amendment No. 1 dated August 16, 1994.

                                    PART 1
                                    ------

Item 1.   Business.
------------------

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

            In March 2000, the Company paid a 400% stock dividend which provided for a dividend of four shares of Class A stock for each share of Class A and/or Class B common stock held. All transactions and disclosures in the consolidated financial statements relating to the Company's Class A and Class B common stock have been restated to reflect this dividend.

            In February 1997, the Company (through a newly-formed subsidiary) acquired all the outstanding capital stock of Handi Pac, Inc., d/b/a Steven Manufacturing Co. (Handi Pac). Handi Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and educational toys.
In addition during the third quarter 1997, a wholly-owned subsidiary acquired the assets of Confectionery and Novelty Design International, LLC ("CANDI"), a Northbrook, IL maker of candy-filled toy products. While this acquisition was not a material purchase, it adds a complimentary product to the business mix.

            EXX, through its subsidiaries, is engaged in the design, production and sale of consumer goods in the form of impulse and other toys, watches and kites. In addition, it is engaged in the design, production and sale of electric motors geared toward the (OEM) original equipment market, and the design, production and sale of cable pressurization equipment sold to the telecommunications industry. It formerly manufactured machine tools and machine tool replacement parts. It has a continuing right to royalty income from machine tools and replacement parts as part payment for its sale of a subsidiary's assets. Continuing operations are conducted through wholly-owned subsidiaries.

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

            Material Customers.
            ------------------

            Net sales to one customer were approximately 20% and 20% for the years ended December 31, 1999 and 1998, respectively.

            Employees.
            ---------

            The registrant employs approximately 120 full-time employees, of whom approximately 93 are employed by the Mechanical Equipment group, 26 by the Toy Segment and 1 for all other activities of the registrant combined.

Item 2.   Properties.
--------------------

            SFM Corp., the registrant's wholly-owned subsidiary, owns a brick and masonry building in Plainfield, New Jersey containing approximately 120,000 square feet of manufacturing area and 10,000 square feet of office space, where the operations of Howell and Gordy are located.

            The registrant, through a subsidiary, currently leases 11,000 square feet of warehousing and office space in Randolph, New Jersey for its telecommunication operations. Also, the registrant through its Handi Pac subsidiary leases a 90,000 square foot facility in Hermann, Missouri under a capital lease arrangement with an option to purchase. In addition, the registrant's subsidiaries lease office and/or showroom space in New York City, Dallas, Texas and Las Vegas, Nevada.

            The registrant considers its facilities and the equipment contained therein adequate and suitable to meet its current and foreseeable requirements.

Item 3.   Legal Proceedings.
---------------------------

            None other than in the normal course of business.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

            Not applicable.

                                   PART II
                                   -------

Item 5.   Market for the Registrant's Common Stock and Related Security
-----------------------------------------------------------------------
Holder Matters.
--------------

          Principal Market:  American Stock Exchange
          ------------------------------------------
          Quarterly Price Information
          ---------------------------

                                   1999                                   1998
                     ---------------------------------      ---------------------------------
                         Class A            Class B             Class A            Class B
                     -------------       -------------      -------------       -------------
                     High      Low       High      Low      High      Low       High      Low
                     ----      ---       ----      ---      ----      ---       ----      ---
First Quarter         .58      .33        .50      .33       .83      .54        .71      .48
Second Quarter        .73      .39        .70      .38       .76      .45        .69      .48
Third Quarter        1.23      .53       1.16      .54       .55      .29        .58      .35
Fourth Quarter       1.70      .63       1.53      .66       .90      .30        .73      .30

            Stockholders: As of March 17, 2000, it is estimated that there
            ------------
were approximately 1200 stockholders of record of Class A shares and 350 stockholders of record of Class B shares.

            Dividend Information: No cash dividends were paid in 1999 or 1998.
            ---------------------

            There is no present restriction on the registrant's ability to pay cash dividends. The registrant deems the use of corporate funds for day to day needs to be in the best interest of the registrant. There is no present intention to make any cash dividend payments.

Item 6.   Selected Financial Data.
---------------------------------

Sales and Income                      1999              1998               1997               1996               1995
----------------                      ----              ----               ----               ----               ----
Net sales                         $21,158,000        $20,935,000        $22,324,000        $19,746,000        $30,522,000
Net Income (loss)                   2,445,000            761,000           (223,000)        (1,624,000)         2,330,000

Per Share Data <FA>
--------------
   Net income (loss)-Basic               $.19               $.06              $(.02)             $(.12)              $.17
   Net income (loss)-Diluted              .18                .06               (.02)              (.12)               .17
   Book value                             .90                .72                .66                .68                .80

Financial Position
------------------
   Current assets                 $14,075,000        $13,776,000        $13,291,000        $12,066,000        $13,591,000
   Total Assets                    18,395,000         16,440,000         16,181,000         13,419,000         15,418,000

   Current liabilities              4,047,000          4,667,000          5,152,000          4,018,000          4,372,000

   Current ratio                     3.5 to 1           3.0 to 1           2.6 to 1           3.0 to 1           3.1 to 1

   Working capital                $10,028,000         $9,109,000         $8,139,000         $8,048,000         $9,219,000
   Property and
     equipment, net                 2,325,000          2,386,000          2,586,000            830,000            998,000
   Long-term debt                   1,747,000          1,794,000          1,886,000                 --                 --
   Stockholders' equity            11,438,000          9,281,000          8,918,000          9,141,000         10,793,000

<FA>  As adjusted for a 400% stock dividend effective March 8, 2000, Class A and Class B shares retroactively shown.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
---------------------

      The following management's discussion and analysis of results of operations and financial condition contains certain forward-looking statements which are covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company's future financial performance. Although EXX INC believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks which may cause EXX INC's actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from EXX INC's expectations include, without limitation, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, and other risks.

1999 Compared to 1998
---------------------

      Net sales in 1999 were $21,158,000 compared to $20,935,000 which was an increase of $223,000. This year's sales represent a 1% increase from the prior year sales. The Toy Segment's sales were $7,292,000 compared to $9,639,000 in 1998, a decrease of $2,347,000. The current year's sales represent a 24% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $13,866,000 in 1999 compared to $11,296,000 in 1998, an increase of $2,570,000. The current year sales represent a 23% increase from the prior year sales.

      Gross profit was $8,455,000 compared to last year's $6,851,000, an increase of $1,604,000. The Toy Segment accounted for a $1,292,000 decrease in gross profit while the Mechanical Equipment Group accounted for the remaining difference. Gross profit as a percentage of sales increased to 40% compared to last year's 33% primarily due to the higher gross profit percentage earned by the Mechanical Equipment Group.

      Selling and G&A expenses were $5,047,000, a decrease of $1,029,000 from $6,076,000 in 1998. The decrease in expenses directly relates to continuing the implementation of tighter management controls.

      The operating income of $3,408,000 represented an increase in income of $2,633,000 from the prior year's operating income of $775,000. The Toy Segment's operating profit of $587,000 represented an increase of $366,000 from an operating profit of $221,000 in 1998 while the Mechanical Equipment Group generated operating income of $3,462,000, an increase of $2,138,000 from 1998. Corporate and other operating expenses decreased to $641,000 from $770,000 last year.

      Interest expense decreased to $112,000 from $127,000 in the prior year, which mostly related to a reduction in interest-bearing debt of the Handi Pac subsidiary.

      The Company generated net income of $2,455,000 or $.19 per A & B share compared to a net income of $761,000 or $.06 per A & B share in 1998.

      The Company reported a net deferred tax asset of $307,000 at December 31, 1999. Management believes this asset will be realized by taxable earnings in the future.

      The Toy Segment is still confronted with its basic problems, namely flat demand, no new licenses, constant challenges from competition to maintain market share, and increasing product and related costs. The industry continues to search for a solution with the large players in the same predicament. Management has continued its policies of making personnel changes, reviewing customer demands and product mix in its quest to increase sales and reduce and control costs while seeking new items within the parameters of remaining competitive within the business environment.

      The Mechanical Equipment Group operations reflect enhanced results in the Telecommunications area due to noticeably increased sales as well as continuing to maintain market share in the Motor area. Management's goal of maintaining market share and new product acceptance remains primary in its attempt to meet the continuing heavy competition in a somewhat limited market area.

1998 Compared to 1997
---------------------
      Net sales in 1998 were $20,935,000 compared to $22,324,000 in 1997 which was a decrease of $1,389,000. 1998's sales represented a 6% decrease from the prior year sales. The Toy Segment's sales were $9,639,000 compared to $12,162,000 in 1997, a decrease of $2,523,000. The current year's sales represented a 21% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $11,296,000 in 1998 compared to $10,162,000 in 1997, an increase of $1,134,000. The current year sales represented an 11% increase from the prior year's sales.

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

      Selling and G&A expenses were $6,076,000, a decrease of $455,000 from $6,531,000 in 1997. The decrease in expenses directly related to the implementation of tighter management controls.

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

      The Company generated net income of $761,000 or $.06 per A & B share compared to a net loss of $223,000 or $.02 per A & B share in 1997.

      The Company reported a net deferred tax asset of $417,000 at December 31, 1998. Management believed this asset will be realized by taxable earnings in the future.

      The Toy industry as a whole reflected little change from the past several years, namely no new licenses, flat demand, challenges to maintain market share and increasing product costs. Management has continued to make personnel changes and review product mix in an attempt to reduce costs to stay competitive while continuing to seek new items consistent with its core business. Management remained vigilant in reviewing costs and reviewing opportunities to increase sales.

      The Mechanical Equipment Group operations reflected enhanced results in the Telecommunications area as well as maintaining market share in the Motor area. The challenges in both areas as to market share and new product acceptance continued as before due to the heavy competition in somewhat limited markets.

Liquidity and Sources of Capital
--------------------------------

      During 1999, the Company generated $1,510,000 of cash flows from operating activities compared to $1,625,000 in 1998.

      In 1999 and 1998, the Company's investing activities used cash of $2,415,000 and $1,612,000, respectively. The primary use of cash in 1999 was the purchase of $1,125,000 of short term investments and $1,063,000 of long term investments.

      During 1999 and 1998, the Company's financing activities used cash of $163,000 and $284,000, respectively. In 1999, the Company purchased $116,000 of Treasury Stock and made payments on notes totaling $47,000. In 1998, the Company purchased $192,000 of Treasury Stock and made payments on notes totaling $92,000.

      At the end of 1999, the Company had working capital of approximately $10,028,000 and a current ratio of 3.5 to 1. During the year 1999, the Registrant maintained a limited credit facility with a bank for two subsidiaries which included a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Registrant's money market funds. The Company considers this line and its cash and short term investments of $6,314,000 to be adequate for its current operating needs.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None

                                   PART III
                                   --------

            In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those sections, to the extent applicable, has been included in the registrant's Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. The Proxy Statement is herein incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Item 11.  Executive Compensation.
--------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

                                   PART IV
                                   -------

Item 14.  Exhibits, Schedules to Financial Statements and Reports
          -------------------------------------------------------
            on Form 8-K.
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

          2.    Schedules to Financial Statements
                ---------------------------------

                II - Valuation and Qualifying Accounts

          3.    Exhibits
                --------

                Exhibit No. Description
                -----------------------

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

                (1)  Incorporated by reference to Form S-4
                     Registration Statement dated July 25, 1994.

                (2)  Incorporated by reference to Form S-4 Amendment
                     No. 1 dated August 16, 1994.

                (3) Incorporated by reference to Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

     (b)  Reports on Form 8-K
          -------------------

          On October 29, 1999, the Company reported that it had acquired a 12.1% stake in Newcor Inc. and that it's chairman personally acquired 24,000 shares of Newcor Inc.

     (c)  See Item (a)3. above

     (d)  Not applicable

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EXX INC


By:   /s/ DAVID A. SEGAL
      ---------------------------------------------
      David A. Segal, Chairman of the Board

Date: March 29, 2000
      ---------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ JERRY FISHMAN
      ---------------------------------------------
      Jerry Fishman, Director

Date: March 29, 2000
      ---------------------------------------------


By:   /s/ NORMAN H. PERLMUTTER
      ---------------------------------------------
      Norman H. Perlmutter, Director

Date: March 29, 2000
      ---------------------------------------------


By:   /s/ FREDERIC REMINGTON
      ---------------------------------------------
      Frederic Remington, Director

Date: March 29, 2000
      ---------------------------------------------


By:   /s/ DAVID A. SEGAL
      ---------------------------------------------
      David A. Segal, Chief Executive Officer
      Chief Financial Officer
      Chairman of the Board

Date: March 29, 2000
      ---------------------------------------------

EXX INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE (ITEMS 8 AND 14 (a))
==============================================================================

(1)  FINANCIAL STATEMENTS

     INDEPENDENT AUDITORS' REPORT                                        F-2

     CONSOLIDATED FINANCIAL STATEMENTS
       Balance Sheets
       December 31, 1999 and 1998                                        F-3

       Statements of Operations
       Years Ended December 31, 1999, 1998 and 1997                      F-4

       Statements of Changes Stockholders' Equity
       Years Ended December 31, 1999, 1998 and 1997                      F-5

       Statements of Cash Flows
       Years Ended December 31, 1999, 1998 and 1997                  F-6 - 7

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXX INC and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                          /s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
February 16, 2000, except for
Note 13, which is as of
March 2, 2000

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

==========================================================================================================
DECEMBER 31,                                                                     1999             1998
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                 $  2,315,000    $  3,383,000
   Short-term investments                                                       3,999,000       3,510,000
   Accounts receivable, less allowances of $84,000 and $208,000
    in 1999 and 1998                                                            3,357,000       2,315,000
   Inventories                                                                  2,991,000       3,552,000
   Other current assets                                                           349,000         276,000
   Refundable income taxes                                                        111,000
   Deferred tax asset                                                             953,000         854,000
                                                                             ----------------------------
       Total current assets                                                    14,075,000      13,890,000

PROPERTY AND EQUIPMENT, net                                                     2,325,000       2,386,000

LONG-TERM INVESTMENTS                                                           1,620,000

OTHER ASSETS                                                                      375,000         278,000
                                                                             ----------------------------
                                                                             $ 18,395,000    $ 16,554,000
                                                                             ============================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, current portion                                            $     59,000    $     49,000
   Accounts payable and other current liabilities                               3,988,000       4,333,000
   Income taxes payable                                                                           285,000
                                                                             ----------------------------
       Total current liabilities                                                4,047,000       4,667,000
                                                                             ----------------------------
LONG-TERM LIABILITIES
   Notes payable, less current portion                                          1,688,000       1,745,000
   Pension liability                                                              576,000         424,000
   Deferred tax liability                                                         646,000         437,000
                                                                             ----------------------------
                                                                                2,910,000       2,606,000
                                                                             ----------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
   Common stock, Class A, $.01 par value
    authorized 25,000,000 shares, issued 17,653,014 shares                        177,000         177,000
   Common stock, Class B, $.01 par value authorized 1,000,000 shares,
    issued 929,106 shares                                                           9,000           9,000
   Capital in excess of par value                                               3,844,000       3,844,000
   Accumulated other comprehensive loss                                          (378,000)       (206,000)
   Retained earnings                                                            9,019,000       6,574,000
   Less treasury stock, 5,591,407 and 5,326,507 shares of Class A common stock and 304,153 and 285,553 shares of Class B
    common stock, at cost, in 1999 and 1998, respectively                      (1,233,000)     (1,117,000)
                                                                             ----------------------------
       Total stockholders' equity                                              11,438,000       9,281,000
                                                                             ----------------------------
                                                                             $ 18,395,000    $ 16,554,000
                                                                             ============================

See accompanying notes to consolidated financial statements

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

==========================================================================================================
YEARS ENDED DECEMBER 31,                                         1999            1998             1997
----------------------------------------------------------------------------------------------------------
NET SALES                                                   $ 21,158,000     $ 20,935,000    $ 22,324,000

COST OF SALES                                                 12,703,000       14,084,000      16,557,000
                                                            ---------------------------------------------
GROSS PROFIT                                                   8,455,000        6,851,000       5,767,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                       5,047,000        6,076,000       6,531,000
                                                            ---------------------------------------------
OPERATING INCOME (LOSS)                                        3,408,000          775,000        (764,000)

INTEREST EXPENSE                                                (112,000)        (127,000)       (145,000)

INTEREST INCOME                                                  283,000          353,000         347,000

OTHER INCOME                                                      94,000          166,000         209,000
                                                            ---------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
 (BENEFIT)                                                     3,673,000        1,167,000        (353,000)

INCOME TAXES (BENEFIT)                                         1,228,000          406,000        (130,000)
                                                            ---------------------------------------------
NET INCOME (LOSS)                                           $  2,445,000     $    761,000     $  (223,000)
                                                            =============================================
NET INCOME (LOSS) PER COMMON SHARE
 Basic                                                      $       0.19     $       0.06     $     (0.02)
                                                            =============================================
 Diluted                                                    $       0.18     $       0.06     $     (0.02)
                                                            =============================================
WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                        12,749,000       13,340,000      13,475,000
                                                            =============================================
 Diluted                                                      13,221,000       13,340,000      13,475,000
                                                            =============================================

See accompanying notes to consolidated financial statements

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

=======================================================================================================================
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
-----------------------------------------------------------------------------------------------------------------------
                                                                          ACCUMU-
                                                                           LATED
                                                                           OTHER
                                               CAPITAL      COMPRE-       COMPRE-
                             COMMON STOCK        IN         HENSIVE       HENSIVE
                           CLASS     CLASS    EXCESS OF     INCOME        INCOME     RETAINED      TREASURY
                             A         B      PAR VALUE     (LOSS)        (LOSS)     EARNINGS       STOCK        TOTAL
BALANCES,
 January 1, 1997         $177,000   $9,000   $3,844,000                 $           $6,036,000   $(925,000)   $9,141,000

NET LOSS                                                 $ (223,000)                  (223,000)                 (223,000)
                         ------------------------------- ===========   --------------------------------------------------
BALANCES,
 December 31, 1997        177,000    9,000    3,844,000                              5,813,000    (925,000)    8,918,000

PURCHASE OF
 TREASURY STOCK                                                                                   (192,000)     (192,000)

NET INCOME                                                  761,000                    761,000                   761,000

OTHER COMPREHENSIVE
 INCOME, NET OF TAX
 EFFECT

   Minimum pension
      liability
      adjustment                                           (280,000)<Fa> (280,000)                              (280,000)
   Net unrealized gains
      on marketable
      securities                                             74,000 <Fa>   74,000                                 74,000
                                                         -----------
Total comprehensive
 income                                                     555,000
                         ------------------------------- ===========   --------------------------------------------------

BALANCES,
 December 31, 1998        177,000    9,000    3,844,000                  (206,000)   6,574,000  (1,117,000)    9,281,000

PURCHASE OF
 TREASURY STOCK                                                                                   (116,000)     (116,000)

NET INCOME                                                2,445,000                  2,445,000                 2,445,000

   Minimum pension
      liability
      adjustment                                           (100,000)<Fb> (100,000)                              (100,000)
   Net unrealized loss
      on marketable
      securities                                            (72,000)<Fb>  (72,000)                               (72,000)
                                                         -----------
                                                         $2,273,000
                         ------------------------------- ===========   --------------------------------------------------
BALANCES,
 December 31, 1999       $177,000   $9,000   $3,844,000                 $(378,000)  $9,019,000  $(1,233,000) $11,438,000
                         ===============================               ==================================================

<Fa>  Minimum pension liability adjustment and unrealized gains on debt securities have been recorded net of tax effects of $144,000 and $37,000, respectively, in 1998

<Fb>  Minimum pension liability adjustment and net unrealized loss on marketable securities have been recorded net of tax effects of $52,000 and $38,000, respectively, in 1999

See accompanying notes to consolidated financial statements

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

==========================================================================================================
YEARS ENDED DECEMBER 31                                         1999              1998            1997
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $  2,445,000      $   761,000    $   (223,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                              288,000          338,000         956,000
      Deferred income taxes (benefit)                            199,000          (84,000)        200,000
      Write down of notes receivable                                              110,000
      Accrued interest income                                    (30,000)        (128,000)
      Loss on sale of property and equipment                                        3,000
      Increase (decrease) in cash attributable to
       changes in assets and liabilities:
         Accounts receivable                                  (1,042,000)         635,000          43,000
         Inventories                                             561,000         (280,000)      1,121,000
         Other current assets                                    (73,000)         355,000          54,000
         Refundable income taxes                                (111,000)         330,000         269,000
         Other assets                                            (97,000)          26,000         270,000
         Accounts payable and other current liabilities         (345,000)        (726,000)     (1,002,000)
         Income taxes payable                                   (285,000)         285,000
                                                            ----------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,510,000        1,625,000       1,688,000
                                                            ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of business net of cash acquired                     --                --         (324,000)
   Purchases of property and equipment                          (227,000)        (144,000)       (132,000)
   Proceeds from sale of property and equipment                                     3,000
   Proceeds from maturities of short-term investments                           1,800,000
   Purchase of short-term investments                         (1,125,000)      (3,271,000)
   Purchase of long-term investment                           (1,063,000)
                                                            ----------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (2,415,000)      (1,612,000)       (456,000)
                                                            ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable                                     (47,000)         (92,000)       (670,000)
   Purchase of treasury stock                                   (116,000)        (192,000)
                                                            ----------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                           (163,000)        (284,000)       (670,000)
                                                            ----------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                              (1,068,000)        (271,000)        562,000

CASH AND CASH EQUIVALENTS, beginning of year                   3,383,000        3,654,000       3,092,000
                                                            ----------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                      $  2,315,000      $ 3,383,000    $  3,654,000
                                                            ==============================================

See accompanying notes to consolidated financial statements

EXX INC AND SUBSIDIARIES

==========================================================================================================
YEARS ENDED DECEMBER 31                                         1999              1998            1997
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION, cash paid during the years for:
   Interest                                                 $     97,000      $    126,000   $     148,000
                                                            ==============================================

   Income taxes                                             $  1,425,000      $    343,000   $         --
                                                            ==============================================

See accompanying notes to consolidated financial statements

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================


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

                               Revenue Recognition

                               The Company recognizes revenues when goods are shipped and title passes to customers. Provisions are established, as appropriate, for uncollectible accounts, returns and allowances and warranties in connection with sales.

                               Cash, Cash Equivalents and Short-Term
                               Investments

                               The Company considers all highly-liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of December 31, 1999, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

                               The Company's short-term investments are comprised principally of readily marketable government debt securities with remaining maturities of more than 90 days at the time of purchase. These investments are classified as available for sale and are reported at their fair market value as provided for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). At December 31, 1999, a gross unrealized loss of $549,000 has been recorded on the short-term investments.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

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

                               Long-term investment

                               The Company's long-term investment is
                               comprised of 665,000 shares, approximately
                               13.5% of the outstanding common stock of a publicly traded company. This investment is classified as available for sale and is reported at the fair market value as provided for under SFAS 115. At December 31, 1999, a gross unrealized gain of $557,000 has been recorded on this investment.

                               Advertising

                               Advertising costs are charged to operations as incurred and were $86,000, $181,000, and $245,000 for 1999, 1998 and 1997,
                               respectively.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

2.    SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES
       (CONTINUED)             Research and Development Costs

                               Expenditures for research and development are charged to operations as incurred and were $251,000, $147,000 and $244,000 for 1999, 1998 and 1997, respectively.

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

                               Income (Loss) Per Common Share

                               Statement of Financial Accounting Standards
                               No. 128, "Earnings Per Share" (SFAS No. 128), requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

                               In 1999, the outstanding options had a
                               dilutive effect of 472,000 shares. The options had no dilutive effect in 1998 and were antidilutive in 1997.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

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

                               Reclassification

                               Certain 1998 and 1997 amounts have been
                               reclassified to conform to the 1999
                               presentation.

3.    INVENTORIES              Inventories consist of the following at
                               December 31, 1999 and 1998:

                                                        1999         1998
                                  Raw materials      $  890,000   $1,089,000
                                  Work-in-progress      180,000      219,000
                                  Finished goods      1,921,000    2,244,000
                                                    ------------------------
                                                     $2,991,000   $3,552,000
                                                    ========================

                               Inventories stated on the LIFO method amounted to $342,000 and $480,000 at December 31, 1999 and 1998, respectively, which amounts are below replacement cost by approximately $381,000 and $341,000, respectively.

                               During 1999, 1998, and 1997, net income (loss) was not materially affected as a result of using the LIFO method.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

4.    PROPERTY AND EQUIPMENT   Property and equipment consists of the
                               following at December 31, 1999 and 1998:

                                                                           1999         1998
                                  Land                                 $    41,000   $    41,000
                                  Buildings and improvements,
                                    including $1,617,000 under
                                    a capital lease                      2,987,000     2,961,000
                                  Machinery and equipment                6,484,000     6,298,000
                                                                      ---------------------------
                                                                         9,512,000     9,300,000
                                  Less accumulated depreciation
                                    and amortization, including
                                    $350,000 and $261,000 under a
                                    capital lease in 1999 and 1998,
                                    respectively                         7,187,000     6,914,000
                                                                      ---------------------------
                                                                       $ 2,325,000   $ 2,386,000
                                                                      ===========================

5.    OTHER ASSETS             Other assets consist of the following at
                               December 31, 1999 and 1998:

                                                                           1999         1998
                                  Notes receivable, less
                                  current portion                      $    83,000   $    82,000
                                  Prepaid pension                          292,000       196,000
                                                                      ---------------------------
                                                                       $   375,000   $   278,000
                                                                      ===========================

                               During 1998, the Company recorded a $110,000 write-down on the notes receivable to their estimated realizable value.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

6.    NOTES PAYABLE            Notes payable at December 31, 1999 and 1998
                               are comprised of the following:

                                                                           1999         1998
                                  Note payable with monthly
                                    payments of approximately
                                    $4,000, including interest
                                    at 4%, through September
                                    2015, collateralized by
                                    substantially all of the
                                    assets of a subsidiary             $   494,000   $   523,000

                                  Note payable with monthly
                                    payments of approximately
                                    $2,000, including interest
                                    at 4%, through December
                                    2023, collateralized by
                                    substantially all of the
                                    assets of a subsidiary                 403,000       413,000

                                  Capital lease obligation                 850,000       858,000
                                                                      ---------------------------
                                                                         1,747,000     1,794,000

                                  Less current portion                      59,000        49,000
                                                                      ---------------------------
                                                                       $ 1,688,000   $ 1,745,000
                                                                      ===========================

                               Future aggregate required principal payments by year are as follows:

                                    YEAR ENDING DECEMBER 31
                                        2000                                             $59,000
                                        2001                                              63,000
                                        2002                                              66,000
                                        2003                                              69,000
                                        2004                                              76,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

6.    NOTES PAYABLE
       (CONTINUED)             Aggregate minimum lease payments for the
                               obligation under the capital lease in the years subsequent to December 31, 1999 are as follows:

                                    YEAR ENDING DECEMBER 31
                                        2000                                         $    78,000
                                        2001                                              78,000
                                        2002                                              78,000
                                        2003                                              78,000
                                        2004                                              82,000

                                    Thereafter                                         1,023,000
                                                                                    -------------
                                    Total minimum lease payments                       1,417,000
                                    Less amount representing interest                    567,000
                                                                                    -------------
                                    Present value of future minimum
                                        lease payments                               $   850,000
                                                                                    =============

7.    ACCOUNTS PAYABLE AND
       OTHER CURRENT
       LIABILITIES             Accounts payable and other current liabilities
                               consist of the following at December 31, 1999 and 1998:

                                                                           1999         1998
                                  Trade accounts payable               $   897,000   $ 1,000,000
                                  Warranty                                 587,000       580,000
                                  Payroll and related costs                594,000       344,000
                                  Royalties payable                        366,000       605,000
                                  Commissions payable                      448,000       436,000
                                  Product liability claim                  350,000       350,000
                                  Other                                    746,000     1,018,000
                                                                      ---------------------------
                                                                       $ 3,988,000   $ 4,333,000
                                                                      ===========================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

8.    INCOME TAXES             The provision for income taxes (benefit)
                               consists of the following:

                                                             1999          1998         1997
                                  CURRENT
                                    Federal                $1,029,000   $ 490,000    $ (330,000)

                                  DEFERRED
                                    Federal                   199,000     (84,000)      200,000
                                                          --------------------------------------
                                                           $1,228,000   $ 406,000    $ (130,000)
                                                          ======================================

                               Substantially all of the Company's taxable income was generated in states with no state or local income taxes.

                               The following reconciles the Federal statutory tax rate to the effective income tax rate:

                                                                         1999     1998     1997
                                                                          %        %        %
                                  Federal statutory rate                 34.0      34.0   (34.0)
                                  Other                                  (0.6)      0.8    (2.7)
                                                                        ------------------------
                                  Effective income tax rate              33.4      34.8   (36.7)
                                                                        ========================

                               The net deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                           1999         1998
                                  DEFERRED TAX ASSETS
                                    Allowances for doubtful
                                     accounts, warranty
                                     and notes receivable              $   400,000   $   510,000
                                    Asset basis difference,
                                     for inventories                       124,000       125,000
                                    Unrealized loss on marketable
                                     debt securities                       189,000
                                    Pension obligations                     97,000        77,000
                                    Other                                  143,000       142,000
                                                                      ---------------------------
                                                                           953,000       854,000
                                                                      ---------------------------

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

8.    INCOME TAXES (CONTINUED)

                                                                           1999         1998
                                  DEFERRED TAX LIABILITIES
                                    Accumulated DISC earnings             (339,000)     (263,000)
                                    Asset basis difference, for
                                     property and equipment                (50,000)      (69,000)
                                    Unrealized gain on marketable
                                     securities                           (189,000)      (37,000)
                                    Other                                  (68,000)      (68,000)
                                                                      ---------------------------
                                                                          (646,000)     (437,000)
                                                                      ---------------------------
                                  DEFERRED TAX ASSET, net               $  307,000    $  417,000
                                                                      ===========================

9.    PENSION PLANS            The Company participates in two pension plans.
                               One plan covers hourly employees under union contracts and provides for defined contributions based on annual hours worked.
                               Pension expense for this plan was $52,000 in 1999, $81,000 in 1998, and $58,000 in 1997.

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

                               Net periodic pension cost (benefit) for the Company-sponsored plan is as follows:

                                                                    1999       1998      1997

                                  Interest cost on projected
                                    benefit obligation            $ 71,000  $ 70,000   $ 72,000
                                  Expected return on
                                    plan assets                    (70,000)  (60,000)   (53,000)
                                  Amortization of net gain
                                    (loss) on transition assets     22,000    23,000     (2,000)
                                                                 -------------------------------
                                  Net periodic pension
                                    cost                          $ 23,000  $ 33,000   $ 17,000
                                                                 ===============================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

9.    PENSION PLANS
       (CONTINUED)             The following table presents significant
                               assumptions used:

                                                                          1999      1998    1997
                                  Discount rate                             7%       7%       8%
                                  Expected long-term rate
                                    of return on plan assets                8%       8%      10%

                               No adjustments for a rate of compensation increase have been factored into the plan due to the effective curtailment on benefits and participation.

                               The following table sets forth the changes in benefit obligations for the years ended December 31, 1999 and 1998 for the Company sponsored defined benefit pension plan:

                                                                           1999         1998
                                  Benefit obligation -
                                    beginning of year                 $ 1,052,000   $   949,000
                                  Interest cost                            71,000        70,000
                                  Actuarial loss                           26,000       112,000
                                  Total benefits paid                     (81,000)      (79,000)
                                                                     ---------------------------
                                  Benefit obligation - end of year    $ 1,068,000   $ 1,052,000
                                                                     ===========================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

9.    PENSION PLANS
       (CONTINUED)             The following table sets forth the change in
                               plan assets for the years ended December 31, 1999 and 1998 for the Company sponsored defined benefit pension plan:

                                                                           1999         1998
                                  Fair value of plan assets -
                                    beginning of year                 $   824,000   $   778,000
                                  Actual return (loss) on plan
                                    assets                                (79,000)       65,000
                                  Company contributions                   120,000        60,000
                                  Benefits paid                           (81,000)      (79,000)
                                                                     ---------------------------
                                  Fair value of plan assets -
                                    end of year                       $   784,000   $   824,000
                                                                     ===========================

                                                                           1999         1998

                                  Plan assets less projected
                                    benefit obligation                $  (284,000)  $  (228,000)
                                  Unrecognized actuarial net loss         575,000       424,000
                                  Adjustment required to
                                    recognize minimum pension
                                    liability                            (575,000)     (424,000)
                                                                     ---------------------------
                                  Net amount recognized               $  (284,000)  $  (228,000)
                                                                     ===========================

                               Funded Status

                               Amounts recognized in the Company's balance sheet consist of the following:

                                                                           1999         1998

                                  Prepaid benefit cost                $   292,000   $   196,000
                                  Accrued benefit liability              (576,000)     (424,000)
                                                                     ---------------------------
                                  Net amount recognized               $  (284,000)  $  (228,000)
                                                                     ===========================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

10.   STOCK OPTIONS            During 1994, the Company's Board of Directors
                               adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 5,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company.
                               Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. At December 31,
                               1999 and 1998, options to purchase 5,000,000 shares of Class A common stock were available for grant under the plan.

                               The status of the Company's stock options are summarized below:

                                                                                  PER SHARE     AVERAGE
                                                        PLAN         OTHER         EXERCISE     EXERCISE
                                                       OPTIONS      OPTIONS         PRICE        PRICE
                               Outstanding at
                                  January 1, 1998      100,000      250,000      $.80 - $1.00    $  .94

                               Granted - 1998                     2,000,000<Fa>  $.65 - $ .71    $  .71
                               Expired - 1998         (100,000)                         $ .80    $  .80
                                                      ----------------------
                               Outstanding at
                                  December 31, 1998
                                  and 1999                   -    2,250,000      $.65 - $1.00    $  .74
                                                      ======================
                               Exercisable at
                                  December 31, 1998
                                  and 1999                   -    2,250,000      $.65 - $1.00    $  .74
                                                      ======================

                               <Fa> Includes options to purchase 1,900,000
                                    shares of Class A common stock and 100,000 shares of Class B common stock.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

10.   STOCK OPTIONS
       (CONTINUED)             The Company has adopted the disclosure
                               requirements of Statement of Financial
                               Accounting Standards No. 123 (SFAS No. 123),
                               "Accounting for Stock-Based Compensation".
                               The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25,
                               "Accounting for Stock Issued to Employees", and related interpretations in accounting for its Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income applicable to common shareholders and net income per share applicable to common shareholders would have been adjusted to the pro forma amounts indicated below:

                                                                     1998
                                    Net income - as reported      $  761,000
                                    Net income - pro forma           119,000
                                    Basic and diluted income
                                      per share, as reported            0.06
                                    Basic and diluted income
                                      per share, pro forma              0.01

                               The Company did not issue options or have any options vested during 1997 and 1999 therefore no proforma adjustments were required.

                               The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions for both classes of stock: expected volatility of 82%, expected 0% dividend yield rate, expected life 5 years and a 5% risk-free interest rate in 1998.

                               In connection with the acquisition of a
                               subsidiary in 1997 the Company granted a five year option for 100,000 shares of Class A common stock exercisable at $1.00 per share.


11.   COMMITMENTS AND
       CONTINGENCIES           Leases

                               The Company leases showroom and office
                               facilities under noncancellable operating leases running through February 2001. The following are the aggregate future minimum rental payments, as of December 31, 1999, under these noncancelable operating leases:

                                  YEAR ENDING DECEMBER 31
                                       2000                       $   77,000
                                       2001                           10,000
                                                                 ------------
                                                                  $   87,000
                                                                 ============

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

11.   COMMITMENTS AND
       CONTINGENCIES
       (CONTINUED)             Rent expense for 1999, 1998 and 1997 amounted
                               to $113,000, $149,000 and $177,000,
                               respectively.

                               Royalty Agreements

                               The Company has licensing agreements relating to the sale of certain products. Under the terms of the agreements, the Company is required to pay royalties of 6% to 12% on the net sales of the related products. In addition, certain agreements require advance payments or payments over the lives of the agreements.

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


12.   SEGMENT INFORMATION      The Company adopted Statement of Financial
                               Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related
                               Information," (SFAS 131), effective January 1,
                               1998.  SFAS 131 requires disclosures of
                               segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

12.   SEGMENT INFORMATION
       (CONTINUED)             Operating segment information for 1999, 1998,
                               and 1997 is summarized as follows:

                                                                        MECHANICAL
                                                            TOY         EQUIPMENT       CORPORATE        CONSOLIDATED
                           1999
                              Net sales                  $ 7,292,000   $ 13,866,000    $         -       $ 21,158,000
                                                        ==============================================================
                              Operating income (loss)    $   587,000   $  3,462,000    $  (641,000)      $  3,408,000
                              Interest expense               (96,000)                      (16,000)          (112,000)
                              Interest income                 19,000         49,000        215,000            283,000
                              Other income                    24,000         70,000                            94,000
                                                        --------------------------------------------------------------
                              Income (loss) before
                               income taxes (benefit)    $   534,000   $  3,581,000    $  (442,000)      $  3,673,000
                                                        ==============================================================
                              Assets                     $ 2,697,000   $  6,433,000    $ 9,265,000 <Fa>  $ 18,395,000
                                                        ==============================================================
                              Depreciation and
                               amortization              $   194,000   $     94,000    $         _       $    288,000
                                                        ==============================================================
                              Capital expenditures       $    33,000   $    194,000    $         -       $    227,000
                                                        ==============================================================

                                                                        MECHANICAL
                                                            TOY         EQUIPMENT       CORPORATE        CONSOLIDATED
                           1998
                              Net sales                  $ 9,639,000   $ 11,296,000    $         -       $ 20,935,000
                                                        ==============================================================
                              Operating income (loss)    $   221,000   $  1,324,000    $  (770,000)      $    775,000
                              Interest expense              (101,000)       (11,000)       (15,000)          (127,000)
                              Interest income                 14,000         11,000        328,000            353,000
                              Other income                    45,000         50,000          1,000            166,000
                                                        --------------------------------------------------------------
                              Income (loss) before
                               income taxes (benefit)    $   179,000   $  1,374,000    $  (386,000)      $  1,167,000
                                                        ==============================================================
                              Assets                     $ 6,117,000   $  4,742,000    $ 5,695,000 <Fa>  $ 16,554,000
                                                        ==============================================================
                              Depreciation and
                               amortization              $   243,000   $     95,000    $         -       $    338,000
                                                        ==============================================================
                              Capital expenditures       $    75,000   $     69,000    $         -       $    144,000
                                                        ==============================================================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

13.   SEGMENT INFORMATION
       (CONTINUED)

                                                                        MECHANICAL
                                                            TOY         EQUIPMENT       CORPORATE        CONSOLIDATED
                           1997
                              Net sales                 $ 12,162,000    $ 10,162,000   $         -       $ 22,324,000
                                                        ==============================================================
                              Operating income (loss)   $ (1,152,000)   $    819,000   $  (431,000)      $   (764,000)
                              Interest expense              (124,000)              -       (21,000)          (145,000)
                              Interest income                 13,000          90,000       244,000            347,000
                              Other income                    77,000         132,000             -            209,000
                                                        --------------------------------------------------------------
                              Income (loss) before
                               income taxes (benefit)   $ (1,186,000)   $  1,041,000   $  (208,000)      $   (353,000)
                                                        ==============================================================
                              Assets                    $  7,401,000    $  2,809,000   $ 5,971,000 <Fa>  $ 16,181,000
                                                        ==============================================================
                              Depreciation and
                               amortization             $    871,000    $     85,000   $         -       $    956,000
                                                        ==============================================================
                              Capital expenditures      $      4,000    $    128,000   $         -       $    132,000
                                                        ==============================================================

                              <Fa>  Corporate assets consist primarily of
                                    cash, short-term investments and long-term investments, as described in Note 2.

                               Net sales to countries outside of the United
                               States for the years ended December 31, 1999, 1998 and 1997 were approximately $1,608,000, $1,631,000 and $1,374,000, respectively, and were attributable primarily to sales from the Company's mechanical equipment segment. There were no significant sales to any country or region outside of the United States.

                               Net sales to one customer were approximately
                               20%, 20% and 18% for the years ended December 31, 1999, 1998 and 1997, respectively.


13.   SUBSEQUENT EVENTS        In March 2000, the Company paid a 400% stock
                               dividend to all shareholders of the Company's
                               Class A and B common stock of record as of December 16, 1999. The dividend provides for four shares of the Company's Class A common stock for each share of Class A and/or Class B common stock owned by a shareholder. All transactions and disclosures in the consolidated financial statements, related to the Company's Class A and Class B common stock have been restated to reflect the effects of the stock dividend.

EXX INC AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

===============================================================================

      COLUMN A                                           COLUMN B          COLUMN C           COLUMN D        COLUMN E

                                                        BALANCE AT        ADDITIONS -        DEDUCTIONS       BALANCE
                                                         BEGINNING          CHARGED             FROM           AT END
      DESCRIPTION                                        OF PERIOD         TO INCOME          RESERVES       OF PERIOD
1999
   Reserve for bad debts and allowances                  $ 208,000         $       -         $ 124,000       $  84,000
                                                        ===============================================================
   Warranty                                              $ 580,000         $ 207,000         $ 200,000       $ 587,000
                                                        ===============================================================
   Reserve for dispositions of inventories               $ 593,000         $       -         $   1,000       $ 592,000
                                                        ===============================================================

1998
   Reserve for bad debts and allowances                  $ 151,000         $  57,000         $       -       $ 208,000
                                                        ===============================================================
   Warranty                                              $ 330,000         $ 650,000         $ 400,000       $ 580,000
                                                        ===============================================================
   Reserve for dispositions of inventories               $ 597,000         $       -         $   4,000       $ 593,000
                                                        ===============================================================

1997
   Reserve for bad debts and allowances                  $ 373,000         $  51,000         $ 273,000       $ 151,000
                                                        ===============================================================
   Warranty                                              $ 499,000         $  44,000         $ 213,000       $ 330,000
                                                        ===============================================================
   Reserve for dispositions of inventories               $ 211,000         $ 386,000         $       -       $ 597,000
                                                        ===============================================================