Form 10-K405/A
period 1999-12-31
EXX INC/NV/
filed 2000-04-28
CIK 89261

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                        (AMENDMENT NO. 1 TO FORM 10-K)

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999     COMMISSION FILE NO. 1-5654

                                   EXX INC
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEVADA                                       88-0325271
 (STATE OF INCORPORATION)                            (IRS EMPLOYER
                                                  IDENTIFICATION NO.)


 1350 EAST FLAMINGO ROAD, SUITE 689                    89119-5263
      LAS VEGAS, NEVADA                                (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 702-598-3223

    SECURITIES REGISTERED PURSUANT
     TO SECTION 12(b) OF THE ACT:       NAME OF EXCHANGE ON WHICH REGISTERED:
 COMMON STOCK PAR VALUE $0.01 CLASS A          AMERICAN STOCK EXCHANGE
 COMMON STOCK PAR VALUE $0.01 CLASS B          AMERICAN STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                    NONE


   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH
                  FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                       YES   X            NO
                           -----              -----

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO
    THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
                       AMENDMENT TO THIS FORM 10-K.  [X]

   AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                       REGISTRANT AS OF MARCH 31, 2000:
 COMMON STOCK, PAR VALUE, $0.01, CLASS A, $6,845,203; COMMON STOCK, PAR VALUE
                           $0.01, CLASS B, $620,750.

  NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                         STOCK, AS OF MARCH 31, 2000:
   COMMON STOCK, PAR VALUE, $0.01, CLASS A, 12,061,607 SHARES OUTSTANDING;
      COMMON STOCK, PAR VALUE, $0.01, CLASS B, 624,953 SHARES OUTSTANDING

                      DOCUMENTS INCORPORATED BY REFERENCE
   AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED BY
                                  REFERENCE:

                                NOT APPLICABLE

==============================================================================

    This Amendment to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is being provided to provide the information required in Part III, Items 10, 11, 12 and 13.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                       DIRECTORS AND EXECUTIVE OFFICERS

    The name, age, principal occupation, positions and directorships are set forth below.

                               CLASS A DIRECTOR

    NORMAN H. PERLMUTTER, 59, has served as director since 1984. He has been a Certified Public Accountant in private practice since January 1, 1999. Prior to this date, Mr. Perlmutter was executive vice president, Keystone Recovery Service, a division of Savit Enterprises Inc., a commercial collection agency, for a period of five years.

                             CLASS B DIRECTORS

    JERRY FISHMAN, 52, has served as a director since 1984. Mr. Fishman has served as president of Fishman Supply Co., Inc., a supplier of construction material and building maintenance supplies, for more than the last five years. Mr. Fishman has been the vice president of The Fishman Organization Inc., a sales and marketing group representing manufacturers in international sales of consumer products since 1999.

    FREDERIC REMINGTON, 70, has served as a director since 1984 and has served as chairman of the board and chief executive officer, and previously as vice president of Peerless Tube Co., a manufacturer of aerosol cans and collapsible metal tubes, for more than the last five years.

    DAVID A. SEGAL, 60, has been a director since 1984. Mr. Segal has been our chairman of the board and chief executive officer for more than the past five years and prior thereto was chairman of the board and chief executive officer of SFM Corp. Mr. Segal has also been president of Walsh Shoe Repair System, Inc., for more than five years.

                              EXECUTIVE OFFICER

    DAVID A. SEGAL, the executive officer of the Company during 1999 was David A. Segal who was elected by our board of directors to serve as an officer until the next election of officers, as provided in our By-Laws. Biographical information regarding Mr. Segal is presented above.

           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities exchange Act of 1934, as amended, requires our directors, executive officers, and person who own more than ten percent of our outstanding stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on our review of such reports furnished to us and written representations that no other reports were required all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten percent shareholder were complied with during the year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

                      BOARD OF DIRECTORS AND COMMITTEES

    During 1999, our board of directors met four times, including regularly scheduled and annual meetings. During the year all of the directors attended all of the meetings held by the board of directors and all committees upon which they served.

    Our board has an audit committee and a stock option committee.

    Our AUDIT COMMITTEE is currently composed of Messrs. Fishman, Perlmutter and Remington. Its tasks include meeting with the auditors to review the scope, accuracy and results of the audit and making inquiries as to the adequacy of our accounting, financial and operating controls. Our audit committee held one meeting in 1999.

    Our STOCK OPTION COMMITTEE, which is composed of Messrs. Fishman and Remington, grants options under our 1994 Stock Option Plan and handles the general supervision of the plan. Our stock option committee did not hold meetings in 1999.

COMPENSATION OF DIRECTORS

    Directors who also are our employees (Mr. Segal) receive no fees for their service as directors or for attendance at board and committee meetings. Non-employee directors receive $1,000 for each board meeting with a minimum of $4,000 per year. Audit and stock option committee members receive and additional $150 per committee meeting.

EXECUTIVE EMPLOYMENT CONTRACT

    In 1994, we entered into a 10-year contract with Mr. Segal effective October 21, 1994 with an option to renew for an additional five years. Under the agreement, Mr. Segal's base compensation is $300,000 per year with annual increases based on a Consumer Price Index formula. In addition, there is a profit bonus under with Mr. Segal will receive 5% of our consolidated pre-tax earnings.

         COMPENSATION OF OUR EXECUTIVE OFFICERS AND OTHER INFORMATION

    The following table provides summary information concerning salary and bonuses paid or accrued by us to or on behalf of our chief executive officer as of December 31, 1999 for the years ended December 31, 1997, 1998 and 1999 and the former president of our subsidiary, Henry Gordy International, Inc. for the year ended December 31, 1997. No other executive officer's aggregate salary and bonus exceeded $100,000 during 1999.

                                               SUMMARY COMPENSATION TABLE
                                                          ANNUAL COMPENSATION
                                            -------------------------------------------------
                                                                                      TOTAL
                                                                                     SALARY &    OTHER<F1> ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR       SALARY($)       BONUS($)      BONUS($)    COMPENSATION($)
---------------------------                 ----       ---------       --------      --------    ----------------
David A. Segal                              1999        330,157        193,346        523,503          --
   Chairman of the Board                    1999        338,961         61,425        400,386          --
   and Chief Executive Officer              1997        308,000              0        308,000          --

Michael Pahuta                              1997        110,000              0        110,000     104,000<F2>
   President of Henry Gordy
   International, Inc.

____________________
<F1>   None of the named individuals received perquisites or other personal benefits in any amount large enough to require reporting in this column.

<F2>   Mr. Pahuta's employment with Henry Gordy International, Inc. terminated
       October 31, 1997. The above amount was attributed to a severance payment in connection with Mr. Pahuta's employment contract.

PENSION BENEFITS

    One of our subsidiaries has a non-contributory defined benefit pension plan for salaried employees, which was "frozen" by action of our board of directors in January 1988. Monthly benefits payable at age 65 are equal to 50% of final average earnings, less 75% of the primary Social Security benefit. "Final average earnings" is the average of the highest consecutive five of the last ten years ended December 31, 1987, and monthly benefits are reduced pro rata for each full year of service less than thirty. Benefits are paid on a straight-life annuity basis or in an optional form which is actuarially equivalent to a life annuity.

    The following table reflects estimated annual benefits payable at age 65 on a straight-life annuity basis at various compensation levels and years of service, before being reduced by up to 75% of the retiree's annual primary Social Security benefit.

                                             PENSION PLAN TABLE

                                                        YEARS OF CREDITED SERVICE
                                         -------------------------------------------------------
FINAL AVERAGE EARNINGS                      10                      20                      30
----------------------                   -------                 -------                 -------
                $ 30,000                 $ 5,000                 $10,000                 $15,000
                  50,000                   8,333                  16,667                  25,000
                  70,000                  11,667                  23,333                  35,000
                  90,000                  15,000                  30,000                  45,000
                 110,000                  18,333                  36,667                  55,000
                 130,000                  21,667                  43,333                  65,000

    Our executive officer, Mr. Segal, currently has 15 years of service credited under the plan. The estimated final average earnings for Mr. Segal prior to reduction of Social Security Benefits are $98,300.

    In 1994, our board of directors adopted and the stockholders approved the EXX Inc 1994 Stock Option Plan which provided for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the issuance of non-qualified stock options (not intended to qualify under Section 422 of the Code). Pursuant to the plan, 5,000,000 shares of Class A stock have been reserved for issuance upon the exercise of options to our officers, directors, employees and consultants as either incentive and/or non-qualified options.

    The plan is administered by a stock option committee consisting of two members of our board of directors, each of whom is a disinterested person as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended.
The stock option committee has the authority to grant options, determine the recipients of said options, the exercise price which is not to be less than fair market value at date of grant, and to make all other determinations deemed necessary or advisable for its administration. The plan also provides that the maximum term of each option is ten years (except that with respect to options granted to persons holding more than 10% of the total combined voting power of all classes of our stock, the exercise price must be at least equal to 100% of the fair market value and the term cannot exceed five years). The plan also provides certain maximum limits of incentive options that may be granted to an employee within a calendar year.

    At December 31, 1999, options to purchase 5,000,000 shares of common stock were available for grant. Unless previously terminated, the plan shall terminate in 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

    The following table sets forth information regarding the amount of each class of common stock beneficially owned, as of March 31, 2000, by each person who is a named executive officer, director or known by us to own beneficially more than 5% of either class of our common stock, and all of our directors and executive officers as a group:

                                                                                            PERCENT OF OUTSTANDING
                                               SHARES OF COMMON STOCK                            COMMON STOCK
                                                 BENEFICIALLY OWNED                           BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER          CLASS A             CLASS B                  CLASS A          CLASS B
------------------------------------          -------             -------                  -------          -------
WILLIAM HENRY ALLEN                                 --            46,000<F1>                 --               7.4%
P.O. Box 113
Washington, Illinois 61571

JERRY FISHMAN                                    1,900               100                    <F*>              <F*>
1350 East Flamingo Rd., Suite 689
Las Vegas, Nevada  89119

NORMAN H. PERLMUTTER                             3,800               200                    <F*>              <F*>
1350 East Flamingo Rd., Suite 689
Las Vegas, Nevada  89119

FREDERIC REMINGTON                               1,900               100                    <F*>              <F*>
1350 East Flamingo Rd., Suite 689
Las Vegas, Nevada  89119

DAVID A. SEGAL                               7,869,382<F2><F3>   414,178<F2><F3>           56.4%             57.1%
1350 East Flamingo Rd., Suite 689
Las Vegas, Nevada  89119

All executive officers and                   7,876,982<F2><F3>   414,578<F2><F3>           56.4%             57.2%
directors of the Company
as a group (4 persons)

_________________________

<F*>Less than 1/10 of 1%

<F1>  Based on Amendment Number 2 to Schedule 13D filed by Mr. Allen on June 16, 1999.

<F2>  Includes 2,650,500 Class A Shares and 139,500 Class B shares owned by
      Mr. Segal as trustee for his children; Mr. Segal disclaims any beneficial interest in the shares held by him as trustee.

<F3>  Includes options to purchase 1,900,000 Class A shares and 100,000 Class
      B shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                  SIGNATURE

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of April 2000.

                                    EXX INC
                                    (Registrant)



                                    By /s/ David A. Segal
                                       ---------------------------------------
                                       David A. Segal, President and
                                       Chief Executive Officer

                                EXHIBIT INDEX


EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
2.1                Agreement of Merger and Plan of Reorganization, EXX INC <F1>

2.2                Amendment to Agreement of Merger and Plan of Reorganization, EXX INC<F2>

3.1                Articles of Incorporation, EXX INC <F1>

10.1               Amendment dated March 27, 1999 to Employment Agreement with David A.
                   Segal <F3>

________________________________

<F1>  Incorporated by reference to Form S-4 Registration Statement dated July
      25, 1994.

<F2>  Incorporated by reference to Form S-4 Amendment No. 1 dated August 16,
      1994.

<F3>  Incorporated by reference to Form 10-K Report for the year ended
      December 31, 1997 filed March 31, 1999.