Form 10-Q
period 2000-03-31
EXX INC/NV/
filed 2000-05-12
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

For the quarterly period ended March 31, 2000 or
                               --------------

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

       Commission file number           1-5654
                              ------------------------------------------------

                                   EXX INC
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

               Nevada                                       88-0325271
--------------------------------------              --------------------------
  (State or Other Jurisdiction of                          (IRS Employer
   Incorporation or Organization)                       Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada       89119-5263
------------------------------------------------------------------------------
     (Address or Principal Executive Offices)               (Zip Code)


                                 (702) 598-3223
------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                     NONE
------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     NO
    -----      -----

Number of shares of common stock outstanding as of March 31, 2000:
12,061,607 Class A Shares and 624,953 Class B Shares.
----------                    -------

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------


A. BALANCE SHEETS

                                         March 31, 2000       December 31, 1999
                                         --------------       -----------------
                                            (unaudited)           (audited)
ASSETS
------

CURRENT ASSETS:

Cash and cash equivalents                  $ 2,283,000          $ 2,315,000
Short-term investments                       4,538,000            3,999,000
Accounts receivable, less
   allowances of $84,000
   and $84,000                               3,309,000            3,357,000

Inventories, at lower of cost
   or market:

Raw materials                                  486,000              890,000
Work in process                                111,000              180,000
Finished goods                               2,846,000            1,921,000
                                           -----------          -----------
                                             3,443,000            2,991,000

Other current assets                           579,000              349,000
Refundable income taxes                             --              111,000
Deferred income taxes                          787,000              953,000
                                           -----------          -----------

      TOTAL CURRENT ASSETS                  14,939,000           14,075,000

Property, plant and equipment,
   at cost:

Land                                            41,000               41,000
Buildings and improvements                   2,987,000            2,987,000
Machinery and equipment                      6,559,000            6,484,000
                                           -----------          -----------
                                             9,587,000            9,512,000

Less accumulated depreciation
   and amortization                          7,255,000            7,187,000
                                           -----------          -----------
                                             2,332,000            2,325,000

Long Term Investments                        1,371,000            1,620,000

Other assets                                   171,000              375,000
                                           -----------          -----------

TOTALS                                     $18,813,000          $18,395,000
                                           ===========          ===========

SEE NOTES TO FINANCIAL STATEMENTS



A. BALANCE SHEETS (continued)

                                         March 31, 2000       December 31, 1999
                                         --------------       -----------------
                                            (unaudited)           (audited)
LIABILITIES
-----------

CURRENT LIABILITIES:

Notes payable - current portion            $    59,000          $    59,000
Accounts payable and other
   current liabilities                     $ 3,496,000          $ 3,988,000
Income taxes payable                            77,000                   --
                                           -----------          -----------

     TOTAL CURRENT LIABILITIES               3,632,000            4,047,000
                                           -----------          -----------

LONG-TERM LIABILITIES:

Notes payable, less current portion          1,676,000            1,688,000
Pension liability                              576,000              576,000
Deferred tax liability                         561,000              646,000
                                           -----------          -----------
                                             2,813,000            2,910,000
                                           -----------          -----------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
   authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
   authorized 25,000,000 shares;
   12,061,607 shares issued                    121,000              177,000
Common stock, Class B $.01 par value,
   authorized 1,000,000 shares;
   624,953 shares issued                         6,000                9,000

Capital in excess of par value               2,670,000            3,844,000
Accumulated other comprehensive loss          (220,000)            (378,000)
Retained earnings                            9,791,000            9,019,000
Less Treasury Stock at cost:                        --           (1,233,000)

                                           -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                  12,368,000           11,438,000
                                           -----------          -----------

TOTALS                                     $18,813,000          $18,395,000
                                           ===========          ===========

SEE NOTES TO FINANCIAL STATEMENTS


B. STATEMENTS OF INCOME

                                             For the Three-Month Period Ended
                                         ---------------------------------------
                                         March 31, 2000           March 31, 1999
                                         --------------           --------------
Net sales                                  $ 5,420,000             $ 5,470,000

Cost of sales                                3,258,000               3,593,000
                                           -----------             -----------

Gross profits                                2,162,000               1,877,000

Selling, general and
administrative expenses                      1,062,000               1,126,000
                                           -----------             -----------

Operating income (loss)                      1,100,000                 751,000

Interest expense                                25,000                  42,000

Other income                                    95,000                 156,000
                                           -----------             -----------

Income before provision
   for income taxes                          1,170,000                 865,000


Provision for income taxes                     398,000                 294,000
                                           -----------             -----------

Net income                                 $   772,000             $   571,000
                                           ===========             ===========


Net income per common share
Basic                                      $       .06             $       .04
                                           ===========             ===========

Diluted                                    $       .06             $       .04
                                           ===========             ===========


Weighted average shares outstanding
Basic                                       12,686,560              13,476,280
                                           ===========             ===========

Diluted                                     13,788,832              13,476,280
                                           ===========             ===========

SEE NOTES TO FINANCIAL STATEMENTS


C.  STATEMENTS OF CASH FLOW

                                                                          For the Three-Month Period Ended
                                                                       --------------------------------------
                                                                       March 31, 2000           March 31,1999
                                                                       --------------           -------------
Operating activities:
Net income                                                               $  772,000              $  571,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Depreciation and Amortization                                                68,000                  63,000
Deferred income taxes                                                            --                      --
Provision for bad debts                                                          --                   9,000
Accrued interest income                                                     (51,000)                (48,000)
Increase (decrease) in cash attributable to changes in
   assets and liabilities:
      Accounts receivable                                                    48,000                (770,000)
      Inventories                                                          (452,000)                128,000
      Other current assets                                                 (230,000)               (318,000)
      Refundable income taxes                                               111,000                      --
      Other assets                                                          204,000                  76,000
      Accounts payable and other
        current liabilities                                                (492,000)                 87,000
      Income taxes payable                                                   77,000                      --
                                                                         ----------              ----------

Net cash provided by (used in) operating activities                          55,000                (202,000)
                                                                         ----------              ----------

Cash flows from investing activities:
   Purchase of property and equipment                                       (75,000)                (73,000)
                                                                         ----------              ----------

Net cash provided by (used in) investing activities                         (75,000)                (73,000)
                                                                         ----------              ----------

Cash flows (used in) financing activities:
   Payments on notes payable                                                (12,000)                (12,000)
   Purchases of Treasury Stock                                                   --                 (65,000)
                                                                         ----------              ----------
Net cash (used in) financing activities                                     (12,000)                (77,000)
                                                                         ----------              ----------

Net increase (decrease) in cash and cash equivalents                        (32,000)               (352,000)

Cash and cash equivalents
   beginning of period                                                    2,315,000               3,383,000
                                                                         ----------              ----------

Cash and cash equivalents,
   end of period                                                         $2,283,000              $3,031,000
                                                                         ==========              ==========

SEE NOTES TO FINANCIAL STATEMENTS



C.  STATEMENTS OF CASH FLOW (continued)

                                                                          For the Three-Month Period Ended
                                                                       --------------------------------------
                                                                       March 31, 2000           March 31,1999
                                                                       --------------           -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid during the year for:
   Interest                                                              $   25,000              $   42,000
   Income taxes                                                              16,000                 203,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                NONE




SEE NOTES TO FINANCIAL STATEMENTS

D.  NOTES TO FINANCIAL STATEMENTS

Note 1:  The unaudited financial statements as of March 31, 2000 and 1999
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2:  Notes Payable
-------  -------------

         Notes Payable represents obligations of the Handi-Pac subsidiary as follows:

                                                         March 31, 2000
                                                         --------------
         Notes Payable - SBA Loans                         $  888,000
         Capital Lease payable                                847,000
                                                           ----------
                                                            1,735,000

         Current Portion of Long-Term Debt                     59,000
                                                           ----------

                                                           $1,676,000
                                                           ==========

         During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

         As of March 31, 2000, there was no other bank debt for the other subsidiaries except as noted above.

Note 3:  Effective March 30, 1998, options to purchase 1,900,000 shares of
-------
Class A and 100,000 shares of Class B stock were issued to the Chief Executive Officer in accordance with an agreement between the Company and the Chief Executive Officer canceling the officer's right to have the Company purchase all or any part of the shares of the Company owned by the Chief Executive Officer and/or members of his family. Please refer to footnote 12 in the 10K report for the year ended December 31, 1997.





SEE NOTES TO FINANCIAL STATEMENTS

Note 4:  Stock Dividend
-------  --------------

         Effective March 8, 2000, the Company paid a 400% stock dividend to all shareholders of the Company's Class A and B common stock of record as of December 16, 1999. The dividend was four shares of the Company's Class A common stock for each share of Class A and/or Class B common stock owned by a shareholder. All transactions and disclosures in the consolidated financial statements, related to the Company's Class A and Class B common stock have been restated to reflect the effects of the stock dividend. In addition, at the time of this transaction, the Company retired the Treasury Stock in its possession, namely 5,591,407 Class A shares and 304,153 Class B shares.

Note 5:  Comprehensive Income
-------  --------------------

         Comprehensive Income is as follows:

                                           For the Three-Month Period Ended
                                           --------------------------------
                                           March 31, 2000     March 31, 1999
                                           --------------     --------------
Net income                                    $772,000          $ 571,000

Unrealized gains (losses) on debt
securities net of taxes:                       158,000           (208,000)
                                              --------          ---------

Comprehensive Income                          $930,000          $ 363,000
                                              ========          =========





SEE NOTES TO FINANCIAL STATEMENTS

Note 6:  The following information is reported as required for industry
-------
segment disclosure.

                                              Three Months Ended March 31, 2000
                                         --------------------------------------------
                                                        Mechanical
                                         Toy            Equipment        Consolidated
                                         ---            ---------        ------------
Sales                                 $1,828,000        $3,592,000        $5,420,000
                                      ==========        ==========        ==========

Operating income                      $  239,000        $  995,000        $1,234,000
                                      ==========        ==========

General corporate expenses                                                   134,000
Interest expense                                                              25,000
Interest income                                                               87,000
Other income                                                                   8,000
                                                                          ----------

Income before income taxes                                                $1,170,000
                                                                          ==========


                                              Three Months Ended March 31, 1999
                                         --------------------------------------------
                                                        Mechanical
                                         Toy            Equipment        Consolidated
                                         ---            ---------        ------------
Sales                                 $2,342,000        $3,128,000        $5,470,000
                                      ==========        ==========        ==========

Operating income                      $  248,000        $  638,000        $  886,000
                                      ==========        ==========

General corporate expenses                                                   136,000
Interest expense                                                              42,000
Interest income                                                              107,000
Other income                                                                  50,000
                                                                          ----------

Income before income taxes                                                $  865,000
                                                                          ==========




SEE NOTES TO FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

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

         A.   Results of Operations
              ---------------------

              Sales for the first quarter of 2000 were $5,420,000 compared to $5,470,000 in 1999, a 1% decrease. The Mechanical Equipment Group had total sales of $3,592,000, which was an increase of $464,000 or 15% greater than the prior year's $3,128,000. The Toy Segment reflected a sales decrease of 22% to $1,828,000 from $2,342,000 in 1999.

              Gross profits for the first quarter 2000 totaled $2,162,000 compared to $1,877,000 for the comparable period in 1999. While gross profits in the Toy division declined between the periods, the Mechanical Equipment Group accounted for the net increase. Gross profits as a percentage of sales increased to 40% compared to last year's 34% because of a higher gross profit percentage earned by the Mechanical Equipment Group.

              The declining trend of the Toy Segment sales continues as with the industry. Management continues to face the same challenges of maintaining market share in light of increasing product and other related costs and of reviewing personnel demands and product mix and seeking new competitive items in light of these facts.

              First quarter sales of the Mechanical Equipment group show increased levels especially in the telecommunications area with the motor group maintaining its market share. New product acceptance remains a primary goal in competing in a limited market area.

              Operating income was $1,100,000 in the first quarter of 2000 compared to an operating income of $751,000 during the first quarter of 1999. The increase in operating income was due primarily to improvements in operations of the Mechanical Equipment Group.

              Interest expense was $25,000, compared to $42,000 the same period last year.

              The net income for the first quarter of 2000 was $772,000 or 6 cents per share (basic and diluted) compared to a net income of $571,000 or 4 cents per share (basic and diluted) in the comparable period of 1999.





SEE NOTES TO FINANCIAL STATEMENTS

B.       Liquidity and Capital Resources
         -------------------------------

              For the three months ended March 31, 2000, the Company generated $55,000 from operating activities as compared to a use of $202,000 in the corresponding period of the preceding year. The principal reason for the increased cash flow in 2000 is the increased net income in the 2000 period. For the three months ended March 31, 2000, the Company used $75,000 for investing activities, principally for the purchase of equipment. In the corresponding period of the preceding year, the Company used $73,000 for investing activities, principally for the purchase of equipment. Cash flows totaling $12,000 used in financing activities during the three months ended March 31, 2000 was for the payment of notes payable compared to $77,000 for the three months ended March 31, 1999 which related mostly to the purchase of treasury stock.

              At March 31, 2000, the Company had working capital of approximately $11,307,000 and a current ratio of 4.1 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $888,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.

PART II. OTHER INFORMATION

         Not applicable.

                                     SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXX INC




                                          By: /s/ David A. Segal
                                              --------------------------------
                                              David A. Segal
                                              Chairman of the Board
                                              Chief Executive Officer
                                              Chief Financial Officer


Date:     May 12, 2000





SEE NOTES TO FINANCIAL STATEMENTS