Form 10-Q
period 2000-06-30
EXX INC/NV/
filed 2000-08-11
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934

For the quarterly period ended June 30, 2000 or
                               -------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________________________________

    Commission file number           1-5654
                           ----------------------------------------------------

                                     EXX INC
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Nevada                                            88-0325271
---------------------------------                  ----------------------------
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                        Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada               89119-5263
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

Yes   X   NO
    ----     ----

Number of shares of common stock outstanding as of June 30, 2000:
12,061,607 Class A Shares and 624,953 Class B Shares.
----------                    -------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

A. Balance Sheets

  ASSETS                           June 30, 2000   December 31, 1999
  ------                           --------------  -----------------
                                    (unaudited)        (audited)

CURRENT ASSETS:

Cash and cash equivalents           $ 7,055,000      $ 2,315,000
Short term investments                  593,000        3,999,000
Accounts receivable, less
  allowances of $86,000
  and $84,000                         2,403,000        3,357,000

Inventories, at lower of cost or
     market:

Raw materials                           481,000          890,000
Work in process                         107,000          180,000
Finished goods                        2,856,000        1,921,000
                                    -----------      -----------
                                      3,444,000        2,991,000

Other current assets                    579,000          349,000
Refundable income taxes                       -          111,000
Deferred income taxes                   891,000          953,000
                                    -----------      -----------

    TOTAL CURRENT ASSETS             14,965,000       14,075,000

Property, plant and equipment,
     at cost:

Land                                     41,000           41,000
Buildings and improvements            2,987,000        2,987,000
Machinery and equipment               6,592,000        6,484,000
                                    -----------      -----------
                                      9,620,000        9,512,000

Less accumulated depreciation
  and amortization                    7,307,000        7,187,000
                                    -----------      -----------
                                      2,313,000        2,325,000

Long Term Investments                 1,606,000        1,620,000

Other assets                            156,000          375,000
                                    -----------      -----------

TOTALS                              $19,040,000      $18,395,000
                                    ===========      ===========

See Notes to Financial Statements

   LIABILITIES                              June 30, 2000     December 31, 1999
   -----------                              -------------     -----------------
                                             (unaudited)          (audited)

CURRENT LIABILITIES:

Notes Payable - Current Portion                $   59,000        $   59,000
Accounts payable and other
  current liabilities                           3,281,000         3,988,000
                                               ----------        ----------

TOTAL CURRENT LIABILITIES                       3,340,000         4,047,000
                                               ----------        ----------

LONG-TERM LIABILITIES:

Notes Payable, less Current Portion             1,664,000         1,688,000
Pension Liability                                 576,000           576,000
Deferred Tax Liability                            343,000           646,000
                                               ----------        ----------
                                                2,583,000         2,910,000
                                               ----------        ----------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
   Authorized 25,000,000 shares;
    12,061,607 shares issued                      121,000           177,000
Common stock, Class B $.01 par value,
   Authorized 1,000,000 shares;
    624,953  shares issued                          6,000             9,000

Capital in excess of par value                  2,670,000         3,844,000
Accumulated other comprehensive gain (loss)       278,000          (378,000)
Retained earnings                              10,042,000         9,019,000
Less Treasury Stock at cost                             -        (1,233,000)

                                               ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                     13,117,000        11,438,000
                                               ----------        ----------

TOTALS                                        $19,040,000       $18,395,000
                                              ===========       ===========

See Notes to Financial Statements

B. Statements of Income

                            For the Three-Month Period Ended          For the Six-Month Period Ended
                            --------------------------------          ------------------------------
                            June 30, 2000      June 30, 1999          June 30, 2000    June 30, 1999
                            -------------      -------------          -------------    -------------
Net sales                  $4,098,000             $6,063,000          $9,518,000         $11,533,000

Cost of sales               2,832,000              3,332,000           6,090,000           6,925,000
                           ----------             ----------          ----------         -----------

Gross profit                1,266,000              2,731,000           3,428,000           4,608,000

Selling, general and
administrative expenses     1,054,000              1,512,000           2,116,000           2,638,000
                           ----------             ----------          ----------         -----------

Operating income              212,000              1,219,000           1,312,000           1,970,000

Interest expense               23,000                 24,000              48,000              66,000

Other income                  192,000                149,000             287,000             305,000
                           ----------             ----------          ----------         -----------

Income before provision
  for income taxes            381,000              1,344,000           1,551,000           2,209,000

Provision for income taxes    130,000                457,000             528,000             751,000
                           ----------             ----------          ----------         -----------

Net income                   $251,000             $  887,000          $1,023,000         $ 1,458,000
                           ==========             ==========          ==========         ===========

Net income per common share
Basic                      $      .02             $      .07          $      .08         $       .11
                           ==========             ==========          ==========         ===========
Diluted                    $      .02             $      .07          $      .08        $        .11
                           ==========             ==========          ==========         ===========


Weighted average shares
outstanding
Basic                      12,686,560             12,740,975          12,686,560          12,807,750
                           ==========             ==========          ==========         ===========

Diluted                    13,078,920             12,740,975          13,600,154          12,807,750
                           ==========             ==========          ==========         ===========


See Notes to Financial Statements

C.  Statements of Cash Flow


                                                         For the Six-Month Period Ended
                                                         ------------------------------
                                                          June 30, 2000   June 30, 1999
                                                          -------------      ----------
Operating activities:
Net income                                                   $1,023,000      $1,458,000
Adjustments to reconcile net income  to net cash
 provided by (used in) operating activities:
Depreciation and Amortization                                   120,000         132,000
Provision for bad debts                                           2,000         (25,000)
Accrued Interest Income                                               -         (98,000)
Deferred tax liability                                          (80,000)              -
Increase (decrease) in cash attributable to changes in
 assets and liabilities:
  Accounts receivable                                           952,000        (183,000)
  Inventories                                                  (453,000)        240,000
  Other current assets                                         (230,000)       (243,000)
  Other assets                                                  219,000          33,000
  Refundable Income Taxes                                       111,000               -
  Accounts payable and other
   current liabilities                                         (707,000)         47,000
                                                             ----------      ----------


Net cash provided by (used in) operating activities             957,000       1,361,000
                                                             ----------      ----------

Cash flows from investing activities:
 Purchase of property and equipment                            (108,000)       (138,000)
 Proceeds from sale of Short Term Investments                 4,029,000               -
 Purchase of Long Term Investments                             (114,000)              -
                                                             ----------      ----------

Net cash provided by (used in) investing activities           3,807,000        (138,000)
                                                             ----------      ----------

Cash flows from financing activities:
 Payments on notes payable                                      (24,000)        (24,000)
 Purchases of Treasury Stock                                          -        (116,000)
                                                             ----------      ----------

Net cash (used in) financing activities                         (24,000)       (140,000)
                                                             ----------      ----------

Net increase in cash and cash equivalents                     4,740,000       1,083,000

Cash and cash equivalents
 beginning of period                                          2,315,000       3,383,000
                                                             ----------      ----------
Cash and cash equivalents,
 end of period                                               $7,055,000      $4,466,000
                                                             ==========      ==========

See Notes to Financial Statements

                                                  For the Six-Month Period Ended
                                                  ------------------------------
                                                  June 30, 2000    June 30, 1999
                                                  -------------    -------------


Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                        $    48,000       $     66,000
  Income taxes                                        536,000            792,000



Supplemental schedule of non-cash investing and financing activities:

                                      NONE







See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1:    The unaudited financial statements as of June 30, 2000 and 1999
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2:    Notes Payable
-------    -------------

     Notes Payable represents obligations of the Handi-Pac subsidiary as follows:

                                          June 30, 2000
                                          -------------

     Notes Payable - SBA Loans               $  877,000
     Capital Lease payable                      846,000
                                             ----------
                                              1,723,000

     Current Portion of Long Term Debt           59,000
                                             ----------

                                             $1,664,000
                                             ==========

     During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

     As of June 30, 2000, there was no other bank debt for the other subsidiaries except as noted above.

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








See Notes to Financial Statements

Note 4:    Comprehensive Income
-------    --------------------

     Comprehensive Income is as follows:

                                          For the Three-Month Period Ended                    For the Six-Month Period Ended
                              --------------------------------------------------------  -------------------------------------------
                                     June 30, 2000                June 30, 1999               June 30, 2000         June 30, 1999
                              ---------------------------  ---------------------------  -------------------------  ----------------
Net income                           $251,000                        $  887,000                 $1,023,000              $1,458,000

Unrealized gains (losses) on
debt and equity securities
net of taxes:                         498,000                          (124,000)                   656,000                (332,000)
                                     --------                        ----------                 ----------              ----------

Comprehensive Income                 $749,000                        $  763,000                 $1,679,000              $1,126,000
                                     ========                        ==========                 ==========              ==========

Note 5:       The following information is reported as required for industry segment disclosure.
-------
                                                                                Three Months Ended June 30,  2000
                                                                                ---------------------------------
                                                                                                Mechanical
                                                                        Toys                     Equipment           Consolidated
                                                                        ----                    ----------           ------------

Sales                                                                $1,487,000                 $2,611,000              $4,098,000
                                                                     ==========                 ==========              ==========

Operating income                                                     $   96,000                 $  273,000              $  369,000
                                                                     ==========                 ==========

General corporate expenses                                                                                                (157,000)
Interest expense                                                                                                           (23,000)
Interest income                                                                                                            134,000
Other income                                                                                                                58,000
                                                                                                                        ----------

Income before income taxes                                                                                              $  381,000
                                                                                                                        ==========

                                                                                     Six Months Ended June 30, 2000
                                                                                     ------------------------------
                                                                                                Mechanical
                                                                        Toys                    Equipment             Consolidated
                                                                        ----                    ---------             ------------

Sales                                                                $3,315,000                 $6,203,000              $9,518,000
                                                                     ==========                 ==========              ==========

Operating income                                                     $  335,000                 $1,268,000              $1,603,000
                                                                     ==========                 ==========

General corporate expenses                                                                                                (291,000)
Interest expense                                                                                                           (48,000)
Interest income                                                                                                            221,000
Other income                                                                                                                66,000
                                                                                                                        ----------

Income before income taxes                                                                                              $1,551,000
                                                                                                                        ==========

See Notes to Financial Statements

Note 5 - Con't
--------------

                                                     Three Months Ended June 30, 1999
                                                     --------------------------------
                                                                Mechanical
                                                       Toys     Equipment   Consolidated
                                                       ----     ---------   ------------

Sales                                               $1,591,000  $4,472,000    $6,063,000
                                                    ==========  ==========  ============

Operating income                                    $   91,000  $1,464,000    $1,555,000
                                                    ==========  ==========

General corporate expenses                                                      (335,000)
Interest expense                                                                 (24,000)
Interest income                                                                  111,000
Other income                                                                      37,000
                                                                            ------------

Income before income taxes                                                    $1,344,000
                                                                            ============




                                                      Six Months Ended June 30, 1999
                                                      ------------------------------
                                                                Mechanical
                                                       Toys     Equipment   Consolidated
                                                       ----     ----------  ------------

Sales                                               $3,933,000  $7,600,000   $11,533,000
                                                    ==========  ==========  ============

Operating income                                    $  339,000  $2,102,000   $ 2,441,000
                                                    ==========  ==========

General corporate expenses                                                      (471,000)
Interest expense                                                                 (66,000)
Interest income                                                                  218,000
Other income                                                                      87,000
                                                                            ------------

Income before income taxes                                                   $ 2,209,000
                                                                            ============





See Notes to Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

      A.  Results of Operations
          ---------------------

          Sales for the second quarter of 2000 were $4,098,000 compared to $6,063,000 in 1999. For the six month period, 2000 sales were $9,518,000 compared to $11,533,000 in 1999, a 17% decrease. The Toy segment's second quarter sales totaled $1,487,000 compared to $1,591,000 in 1999, while the six month 2000 sales totaled $3,315,000 compared to $3,933,000 in 1999. The Mechanical equipment group's second quarter sales totaled $2,611,000 compared to $4,472,000 in 1999, while the six month sales totaled $6,203,000 compared to $7,600,000 in 1999.

          Gross profit for the second quarter 2000 totaled $1,266,000 compared to $2,731,000 in 1999. For the six month period, 2000 gross profit was $3,428,000 compared to $4,608,000 in 1999. The gross profit declined for the three and six month periods for both the Mechanical Equipment Group and the Toy Group.

          Second quarter Toy division sales remain on a decline which is consistent with industry trends. Management continues to search for an increasingly difficult solution to the overall improvement in the customer sales base.

          Second quarter Mechanical Equipment sales no longer reflect last year's Y2K benefit to business. Management is actively reviewing options for increasing both sales base and market share for both current and future operations.

          Operating income was $212,000 for the second quarter 2000 compared to operating income of $1,219,000 in 1999. For the six months, operating income was $1,312,000 compared to operating income of $1,970,000 in 1999.

          Interest expense was $23,000 for the second quarter 2000 compared to $24,000 in the same period last year. For the six months, interest expense was $48,000 compared to $66,000 for 1999.

          The net income for the second quarter of 2000 was $251,000 or 02 cents per share (basic and diluted) compared to net income of $887,000 or 07 cents per share (basic and diluted) in the comparable period of 1999. On a six months basis, the net income was $1,023,000 or 08 cents per share (basic and diluted) compared to net income of $1,458,000 or 11 cents per share (basic and diluted) for the 1999 period.



See Notes to Financial Statements

     B.  Liquidity and Capital Resources
         -------------------------------

         For the six months ended June 30, 2000, the Company was provided with $957,000 from operating activities as compared to $1,361,000 in the corresponding period of the preceding year. For the six months ended June 30, 2000, the Company was provided with $3,807,000 from investing activities, principally from the sale of Short Term investments. In the corresponding period of the preceding year, the Company used $138,000 for investing activities, principally for the purchase of equipment. Cash used in financing activities during the six months ended June 30, 2000 of $24,000 relates to note repayments as compared to $140,000 in the prior period ended June 30, 1999 which related principally to the purchase of Treasury Stock.

         At June 30, 2000, the Company had working capital of approximately $11,625,000 and a current ratio of 4.5 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $877,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.

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

Date:     August 11, 2000







See Notes to Financial Statements