Form 10-Q
period 2000-09-30
EXX INC/NV/
filed 2000-11-13
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---
Exchange Act of 1934

For the quarterly period ended September 30, 2000 or
                               ------------------

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                              --------------    --------------------------------

    Commission file number           1-5654
                           -----------------------------------------------------

                                     EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                               88-0325271
         ----------                                             ----------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada           89119-5263
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

Number of shares of common stock outstanding as of September 30, 2000:
11,983,407 Class A Shares and 624,953 Class B Shares.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

A. Balance Sheets

   ASSETS                        September 30, 2000   December 31, 1999
   ------                        ------------------   -----------------
                                    (unaudited)           (audited)

CURRENT ASSETS:

Cash and cash equivalents           $ 7,069,000          $ 2,315,000
Short term investments                  597,000            3,999,000
Accounts receivable, less
  allowances of $86,000
  and $84,000                         3,008,000            3,357,000

Inventories, at lower of cost or
  market:

Raw materials                           603,000              890,000
Work in process                         142,000              180,000
Finished goods                        2,262,000            1,921,000
                                    -----------          -----------
                                      3,007,000            2,991,000

Other current assets                    623,000              349,000
Refundable income taxes                       -              111,000
Deferred income taxes                   771,000              953,000
                                    -----------          -----------

    TOTAL CURRENT ASSETS             15,075,000           14,075,000

Property, plant and equipment,
  at cost:

Land                                     41,000               41,000
Buildings and improvements            2,987,000            2,987,000
Machinery and equipment               6,493,000            6,484,000
                                    -----------          -----------
                                      9,521,000            9,512,000

Less accumulated depreciation
  and amortization                    7,391,000            7,187,000
                                    -----------          -----------
                                      2,130,000            2,325,000

Long Term Investments                 1,577,000            1,620,000

Other assets                            201,000              375,000
                                    -----------          -----------

TOTALS                              $18,983,000          $18,395,000
                                    ===========          ===========

See Notes to Financial statements

LIABILITIES                            September 30, 2000   December 31, 1999
-----------                            -------------------  ------------------
                                           (unaudited)          (audited)

CURRENT LIABILITIES:

Notes Payable-Current Portion              $   59,000          $   59,000
Accounts payable and other
   current liabilities                      3,368,000           3,988,000
                                           ----------          ----------


     TOTAL CURRENT LIABILITIES              3,427,000           4,047,000
                                           ----------          ----------

LONG-TERM LIABILITIES:

Notes Payable, less Current Portion         1,650,000           1,688,000
Pension Liability                             576,000             576,000
Deferred Tax Liability                        507,000             646,000
                                           ----------          ----------
                                            2,733,000           2,910,000
                                           ----------          ----------

STOCKHOLDERS' EQUITY
--------------------


Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;


Common stock, Class A $.01 par value,
  Authorized 25,000,000 shares;
  12,061,607 shares issued                    121,000             177,000
Common stock, Class B $.01 par value,
  Authorized 1,000,000 shares;
  624,953 shares issued                         6,000               9,000

Capital in excess of par value              2,670,000           3,844,000
Accumulated other comprehensive loss         (315,000)           (378,000)
Retained earnings                          10,396,000           9,019,000
Less Treasury Stock at cost                   (55,000)         (1,233,000)

                                           ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                 12,823,000          11,438,000
                                           ----------          ----------

TOTALS                                    $18,983,000         $18,395,000
                                          ===========         ===========

See Notes to Financial statements

B. Statements of Income


                            For the Three-Month         For the Nine-Month
                               Period Ended               Period Ended
                           ----------------------  --------------------------
                           September    September   September     September
                            30, 2000     30, 1999    30, 2000      30, 1999
                           ----------  ----------  -----------   ------------

Net sales                  $4,490,000  $4,005,000  $14,008,000   $15,538,000

Cost of sales               3,077,000   2,450,000    9,167,000     9,375,000
                           ----------  ----------  -----------   -----------

Gross profit                1,413,000   1,555,000    4,841,000     6,163,000

Selling, general and
administrative expenses       939,000     889,000    3,055,000     3,527,000
                           ----------  ----------  -----------   -----------

Operating income              474,000     666,000    1,786,000     2,636,000

Interest expense               24,000      24,000       72,000        90,000

Other income                   85,000     128,000      372,000       433,000
                           ----------  ----------  -----------   -----------

Income before provision
  for income taxes            535,000     770,000    2,086,000     2,979,000

Provision for
  income taxes                182,000     262,000      710,000     1,013,000
                           ----------  ----------  -----------   -----------

Net income                 $  353,000  $  508,000  $ 1,376,000   $ 1,966,000
                           ==========  ==========  ===========   ===========


Net income per common share
Basic                      $      .03  $      .04  $       .11   $       .15
                           ==========  ==========  ===========   ===========

Diluted                    $      .03  $      .04  $       .10   $       .15
                           ==========  ==========  ===========   ===========


Weighted average shares outstanding
Basic                      12,676,047  12,686,560   12,686,030    12,723,505
                           ==========  ==========  ===========   ===========
Diluted                    13,024,215  12,686,560   13,249,669    12,723,505
                           ==========  ==========  ===========   ===========

See Notes to Financial statements

C.  Statements of Cash Flow

                                                      For the Nine-Month Period Ended
                                                   ---------------------------------------
                                                   September 30, 2000   September 30, 1999
                                                   ------------------   ------------------

Operating activities:
Net income                                                $1,376,000        $1,966,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and Amortization                                204,000           202,000
Provision for bad debts                                        2,000          (125,000)
Accrued interest income                                            -          (147,000)
Deferred tax benefit                                         (81,000)                -
Increase (decrease) in cash attributable to changes in
   assets and liabilities:
      Accounts receivable                                    347,000           577,000
      Inventories                                            (16,000)           61,000
      Other current assets                                  (274,000)         (267,000)
      Other assets                                           174,000            59,000
      Refundable income taxes                                111,000          (112,000)
      Accounts payable and other
        current liabilities                                 (620,000)         (739,000)
                                                          ----------        ----------

Net cash provided by operating activities                  1,223,000         1,475,000
                                                          ----------        ----------

Cash flows from investing activities:
   Purchase and Sale of property and equipment (net)          (9,000)         (188,000)
   Proceeds from sale of Short Term Investments            4,029,000                 -
   Purchase of Long Term Investments                        (396,000)                -
                                                          ----------        ----------

Net cash provided by (used in) investing activities        3,624,000          (188,000)
                                                          ----------        ----------

Cash flows from financing activities:
   Payments on Notes Payable                                 (38,000)          (35,000)
   Purchase of Treasury Stock                                (55,000)         (116,000)
                                                          ----------        ----------

Net cash (used in) financing activities                      (93,000)         (151,000)
                                                          ----------        ----------

Net increase in cash and cash equivalents                  4,754,000         1,136,000

Cash and cash equivalents
   beginning of period                                     2,315,000         3,383,000
                                                          ----------        ----------

Cash and cash equivalents,
   end of period                                          $7,069,000        $4,519,000
                                                          ==========        ==========

See Notes to Financial statements

                                          For the Nine-Month Period Ended
                                         -----------------------------------
                                       September 30, 2000   September 30, 1999
                                       ------------------   ------------------


Supplemental disclosure of cash flow
  information:


Cash Paid during the year for:
  Interest                                 $    72,000          $   90,000
  Income taxes                                 536,000           1,300,000



Supplemental schedule of non-cash investing and financing activities:

                                      NONE









See Notes to Financial statements

D.  Notes to Financial Statements

Note 1:    The unaudited financial statements as of September 30, 2000 and 1999
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2:    Notes Payable
---------  -------------

     Notes Payable represents obligations of the Handi-Pac subsidiary as follows:

                                             September 30, 2000
                                             ------------------

     Notes Payable - SBA Loans                    $  868,000
     Capital Lease payable                           841,000
                                                  ----------
                                                   1,709,000

     Current Portion of Long-Term Debt                59,000
                                                  ----------

                                                  $1,650,000
                                                  ==========

     During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

     As of September 30, 2000, there was no other bank debt for the other subsidiaries except as noted above.


Note 3:    Effective March 8, 2000, the Company paid a 400% stock dividend to
-------
all shareholders of the Company's Class A and B common stock of record as of December 16, 1999. The dividend was four shares of the Company's Class A common stock for each share of Class A and/or Class B common stock owned by a shareholder. All transactions and disclosures in the consolidated financial statements, related to the Company's Class A and Class B common stock have been restated to reflect the effects of the stock dividend. In addition, at the time of this transaction, the Company retired the Treasury Stock in its possession, namely 5,591,407 Class A shares and 304,153 Class B shares.



See Notes to Financial statements

Note 4:    Comprehensive Income
---------  --------------------

     Comprehensive Income is as follows:

                                    For the Three-Month Period Ended          For the Nine-Month Period Ended
                                ----------------------------------------  ---------------------------------------
                                 September 30, 2000  September 30, 1999   September 30, 2000  September 30, 1999
                                ----------------------------------------  ---------------------------------------
Net income                            $ 353,000             $508,000           $1,376,000         $1,966,000

Unrealized gains (losses) on
Debt and equity securities
net of taxes:                         (203,000)             (85,000)              453,000           (417,000)
                                      ---------             --------           ----------         ----------

Comprehensive Income                  $ 150,000             $423,000           $1,829,000         $1,549,000
                                      =========             ========           ==========         ==========


Note 5:  The following information is reported for industry segment disclosure.
-------


                                           Three Months Ended September 30, 2000
                                           -------------------------------------
                                                       Mechanical
                                              Toys     Equipment   Consolidated
                                              ----    ----------  --------------

Sales                                      $1,892,000  $2,598,000   $ 4,490,000
                                           ==========  ==========  ============

Operating income                           $  296,000  $  359,000   $   655,000
                                           ==========  ==========

General corporate expenses                                             (182,000)
Interest expense                                                        (24,000)
Interest income                                                         112,000
Other income                                                            (26,000)
                                                                   ------------

Income before income taxes                                          $   535,000
                                                                   ============



                                           Nine Months Ended September 30, 2000
                                           -------------------------------------
                                                       Mechanical
                                              Toys     Equipment   Consolidated
                                              ----     ----------  -------------

Sales                                      $5,207,000  $8,801,000   $14,008,000
                                           ==========  ==========  ============

Operating income                           $  631,000  $1,627,000   $ 2,258,000
                                           ==========  ==========

General corporate expenses                                             (473,000)
Interest expense                                                        (72,000)
Interest income                                                         333,000
Other income                                                             40,000
                                                                   ------------

Income before income taxes                                          $ 2,086,000
                                                                   ============

See Notes to Financial statements

Note 5 - Con't
--------------

                                           Three Months Ended September 30, 1999
                                           -------------------------------------
                                                       Mechanical
                                              Toys     Equipment   Consolidated
                                              ----     ----------  -------------

Sales                                      $1,187,000  $2,818,000    $4,005,000
                                           ==========  ==========  ============

Operating income                           $  209,000  $  573,000    $  782,000
                                           ==========  ==========

General corporate expenses                                              116,000
Interest expense                                                         24,000
Interest income                                                         126,000
Other income                                                              2,000
                                                                   ------------

Income before income taxes                                           $  770,000
                                                                   ============



                                            Nine Months Ended September 30, 1999
                                            ------------------------------------
                                                       Mechanical
                                              Toys     Equipment   Consolidated
                                              ----     ----------  -------------

Sales                                      $5,120,000  $10,418,000   $15,538,000
                                           ==========  ===========  ============

Operating income                           $  548,000  $ 2,674,000   $ 3,222,000
                                           ==========  ===========

General corporate expenses                                               586,000
Interest expense                                                          90,000
Interest income                                                          344,000
Other income                                                              89,000
                                                                    ------------

Income before income taxes                                           $ 2,979,000
                                                                    ============


See Notes to Financial statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

         A.  Results of Operations
             ---------------------

             Sales for the third quarter of 2000 were $4,490,000 compared to $4,005,000 in 1999, a 12% increase. For the nine month period, 2000 sales were $14,008,000 compared to $15,538,000 in 1999. The Toy Segment's third quarter sales totaled $1,892,000 compared to $1,187,000 in 1999, while the nine month 2000 sales totaled $5,207,000 compared to $5,120,000, in 1999. The Mechanical equipment group's third quarter sales totaled $2,598,000 compared to $2,818,000 in 1999, while the nine month sales totaled $8,801,000 compared to $10,418,000 in 1999.

             Gross profit for the third quarter 2000 totaled $1,413,000 compared to $1,555,000 in 1999. For the nine-month period, 2000 gross profits were $4,841,000 compared to $6,163,000 in 1999.

             While third quarter Toy division sales show an increase, this is the result of a swing between the second and third quarter sales and this does not appear to be indicative of any trend. Management remains committed to increase its customer base while attempting to improve sales in a highly competitive and flat market.

             The third quarter Mechanical Equipment sales no longer reflect last year's Y2K benefit to business, thus the decrease in sales and operating profit. Management continues to actively review options for increasing both the sales base and market share for both current and future operations.

             Operating profit was $474,000 for the third quarter 2000 compared to $666,000 in 1999. For the nine months, operating profit was $1,786,000 compared to $2,636,000 in 1999.

             Interest expense was $24,000 for the third quarter 2000 compared to $24,000 in the same period last year. For the nine months, interest expense was $72,000 compared to $90,000 for 1999.

             The net income for the third quarter of 2000 was $353,000 or 3 cents per share (basic and diluted), compared to $508,000 or 4 cents per share (basic and diluted) in the comparable period of 1999. On a nine month basis, the net income was $1,376,000 or 11 cents per share (basic) and 10 cents per share (diluted) compared to $1,966,000 or 15 cents per share (basic and diluted) for the 1999 period.



See Notes to Financial statements

         B.   Liquidity and Capital Resources
              -------------------------------

              For the nine months ended September 30, 2000, the Company was provided with $1,223,000 of cash from operating activities as compared to $1,475,000 in the corresponding period of the preceding year. For the nine months ended September 30, 2000, the Company was provided with $3,624,000 of cash from investing activities, principally from the sale of short term investments. In the corresponding period of the preceding year, the Company used $188,000 for investing activities, principally for the purchase of equipment. Cash used in financing activities during the nine months ended September 30, 2000 of $93,000 relates to note repayments and purchase of treasury stock as compared to $151,000 in the prior period ended September 30, 1999 which related to note repayments and purchase of treasury stock.

              At September 30, 2000, the Company had working capital of approximately $11,648,000 and a current ratio of 4.4 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $868,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


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

Date:  November 13, 2000