Form 10-K405
period 2000-12-31
EXX INC/NV/
filed 2001-03-30
CIK 89261

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K

(Mark One)

 X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
---
of 1934

For the fiscal year ended December 31, 2000 or
                          -----------------
_____Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________to_________________________
Commission file number               1-5654
                      ---------------------------------------

                                   EXX  INC
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Nevada                                      88-0325271
-------------------------------          ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

1350 East Flamingo Road, Suite 689
Las Vegas, Nevada                                      89119-5263
-------------------------------                   -------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 702-598-3223
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of Each Exchange
     Title of each class                          on Which Registered
     -------------------                          -------------------

Common Stock Par Value $.01 Class A              American Stock Exchange
-----------------------------------              -----------------------

Common Stock Par Value $.01 Class B              American Stock Exchange
-----------------------------------              -----------------------

Securities registered pursuant to Section 12(g) of the Act:
                                     None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No__ Indicate by check mark
                                               -----
if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of December 31, 2000: 11,657,807 Class A shares and 618,653 Class B shares
                   ----------                    -------
(exclusive of 403,800 Class A shares and 6,300 Class B shares held in
              -------                    -----
registrant's treasury).  Of the shares outstanding, 5,680,825 Class A shares and
                                                    ---------
304,075 Class B shares are held by non-affiliates.  The market value of the
-------
shares held by non-affiliates is $4,008,632 based on $.62 and $1.60 per share, respectively of the closing price of the registrant's Class A and Class B common stock on the American Stock Exchange on March 16, 2001.

Documents incorporated by reference are: Registrant's Proxy Statement dated April, 2001 for the Annual Meeting of Stockholders to be held in June, 2001, Form 8-K Report dated February 3, 1997, Form 8-K Report dated October 29, 1999, and Form 10-K Report for the year ended December 31, 1998 dated March 30, 1999, Form 10-K Report for the year ended December 31, 1999 dated March 29, 2000, Form S-4 Registration Statement dated July 25, 1994 and Form S-4 Amendment No. 1 dated August 16, 1994.

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

          EXX, through its subsidiaries, is engaged in the design, production and sale of electric motors geared toward the (OEM) original equipment market, and the design, production and sale of cable pressurization equipment sold to the telecommunications industry. It formerly manufactured machine tools and machine tool replacement parts. It has a continuing right to royalty income from machine tools and replacement parts as part payment for its sale of a subsidiary's assets. Continuing operations are conducted through wholly-owned subsidiaries. In addition, it is engaged in the design, production and sale of consumer goods in the form of impulse and other toys, watches and kites.

          The Howell Electric Motors Division ("Howell") of SFM is engaged in the assembly and sale of alternating current, fractional and small integral motors ranging from 1/4 to 10 horsepower. Howell's product line consists of such specialty items as blower motors designed for use in air conditioning systems, flat-type motors used in floor scrubbing and polishing machines, and motor pump assemblies used in food machinery products and a variety of other applications. In recent years, a substantial portion of Howell's sales have been to the floor care service industry and the food machinery industry, and have been effected through Howell's own marketing personnel and several independent sales representatives working on a commission basis.

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

          In April 1994, TX Systems Inc., a newly formed subsidiary of EXX, acquired the operating assets and businesses of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the Cable Pressurization and Monitoring Systems business. The TX Systems Inc. acquisition together with the activities of another newly formed subsidiary - TX Technology Corp. - broadened our activities in the capital goods segment, allowing us entry to the dynamic and rapidly growing telecommunications industry. The TX Companies operate the cable pressurization and monitoring system business.

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

          In February 1994, Hi-Flier Inc., a newly formed subsidiary of EXX, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years. This acquisition strengthened the Company's toy segment by providing product lines that compliment those of the Henry Gordy International Inc. subsidiary.

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

          Material Customers.
          ------------------

          Net sales to one customer were approximately 25% and 20% for the years ended December 31, 2000 and 1999, respectively.

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

          The registrant, through a subsidiary, currently leases 11,000 square feet of warehousing and office space in Randolph, New Jersey for its telecommunication operations. Also, the registrant through its Handi Pac subsidiary leases a 90,000 square foot facility in Hermann, Missouri under a capital lease arrangement with an option to purchase. In addition, the registrant leases office space in Las Vegas, Nevada.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

          (a)  The Annual Meeting of Shareholders was held on October 16, 2000.

          (b) (1) The proposal to re-elect the one Class A director was passed by a vote of 11,130,324 shares in favor and 28,736 abstaining.
               (2) The proposal to re-elect the three Class B directors was passed by a vote of 542,418 shares in favor and 769 shares abstaining.
               (3)  There were no other proposals brought up at this meeting.


                                    PART II
                                    -------


Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters.
-------

          Principal Market:  American Stock Exchange
          ------------------------------------------

          Quarterly Price Information
          ----------------------------

                               2000                          1999
                  ----------------------------     -------------------------

                    Class A          Class B         Class A       Class B
                  -----------      -----------     -----------   -----------
                  High    Low      High    Low     High    Low   High    Low
                  ----    ---      ----    ---     ----    ---   ----    ---

First Quarter     2.25     .95     2.94    .95      .58    .33    .50    .33
Second Quarter    1.19     .63     1.88   1.25      .73    .39    .70    .38
Third Quarter     1.06     .63     1.94   1.38     1.23    .53   1.16    .54
Fourth Quarter     .81     .56     1.50    .88     1.70    .63   1.53    .66

          Stockholders: As of March 16, 2001, it is estimated that there were
          ------------
approximately 1200 stockholders of record of Class A shares and 350 stockholders of record of Class B shares.

          Dividend Information: No cash dividends were paid in 2000 or 1999.
          --------------------

          There is no present restriction on the registrant's ability to pay cash dividends. The registrant deems the use of corporate funds for day to day needs to be in the best interest of the registrant. There is no present intention to make any cash dividend payments.

Item 6.  Selected Financial Data.
--------------------------------

Sales and Income                     2000         1999         1998         1997          1996
----------------                     ----         ----         ----         ----          ----
Net sales                       $ 19,163,000  $21,158,000  $20,935,000  $22,324,000   $19,746,000
Net Income (loss)                  1,672,000    2,445,000      761,000     (223,000)   (1,624,000)

Per Share Data (A)
--------------
   Net income (loss)-Basic      $        .13  $       .19  $       .06  $      (.02)  $      (.12)
   Net income (loss)-Diluted             .13          .18          .06         (.02)         (.12)
   Book value                           1.00          .90          .72          .66           .68


Financial Position
------------------
  Current assets                $ 15,331,000  $13,886,000  $13,776,000  $13,291,000   $12,066,000
  Total Assets                    18,276,000   18,206,000   16,440,000   16,181,000    13,419,000

  Current liabilities              3,720,000    4,047,000    4,667,000    5,152,000     4,018,000

  Current ratio                     4.1 to 1     3.4 to 1     3.0 to 1     2.6 to 1      3.0 to 1

  Working capital               $ 11,611,000  $ 9,839,000  $ 9,109,000  $ 8,139,000   $ 8,048,000
  Property and
   equipment, net                  2,025,000    2,325,000    2,386,000    2,586,000       830,000
  Long-term debt                   1,690,000    1,747,000    1,794,000    1,886,000            --
  Stockholders' equity            12,271,000   11,438,000    9,281,000    8,918,000     9,141,000


(A) As adjusted for a 400% stock dividend effective March 8, 2000, Class A and Class B shares retroactively shown.

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

2000 Compared to 1999
---------------------

    Net sales in 2000 were $19,163,000 compared to $21,158,000 which was a decrease of $1,995,000. This year's sales represent a 9% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $11,915,000 in 2000 compared to $13,866,000 in 1999, a decrease of $1,951,000. The current year sales represent a 14% decrease from the prior year sales. The Toy Segment's sales were $7,248,000 compared to $7,292,000 in 1999, a decrease of $44,000. The current year's sales represent a 1% decrease from the prior year sales.

    Gross profit was $7,339,000 compared to last year's $8,455,000, a decrease of $1,116,000. The Mechanical Equipment Group accounted for a $1,533,000 decrease in gross profit while the Toy Segment accounted for the counterbalancing difference. Gross profit as a percentage of sales decreased to 39% compared to last year's 40% primarily due to the reduction in sales and the related gross profit percentage earned by the Mechanical Equipment Group.

    Selling and G&A expenses were $5,212,000, an increase of $165,000 from $5,047,000 in 1999.

    The operating income of $2,127,000 represented a decrease in income of $1,281,000 from the prior year's operating income of $3,408,000. The Mechanical Equipment Group generated operating income of $2,197,000, a decrease of $1,265,000 from an operating income of $3,462,000 in 1999 while the Toy Segment's operating income of $732,000 represented an increase of $145,000 from an operating income of $587,000 in 1999 Corporate and other operating expenses increased to $802,000 from $641,000 last year.

    Interest expense remained the same in 2000 and 1999 at $112,000.

    The Company generated net income of $1,672,000 or $.13 per A & B share compared to a net income of $2,455,000 or $.19 per A & B share in 1999.

    The Company reported a net deferred tax asset of $409,000 at December 31, 2000. Management believes this asset will be realized by taxable earnings in the future.

    The Mechanical Equipment Group operations in 2000 reflect more normal results in the Telecommunications area. In 1999, this segment was the beneficiary of the Y2K phenomenon which resulted in increased sales and profits. Management's goals continue to be to maintain a highly competitive market share, and new product acceptance in a continuing limited market areas.

    The Toy segment finished the year 2000 in much the same condition as the prior year. The industry has not produced new meaningful licenses nor provided the toy companies with new products to capture additional portions of the market. The large companies are faced with the same challenges as the smaller companies. These challenges as indicated in prior comments relate to competition and increasing product, labor and marketing costs. Management continues to be watchful over all aspects of the business, with its continuing goal of reviewing and adjusting to customer demands and product mix. In addition, it is constantly striving to seek and test new items that fall within the competitive range of its market area.

1999 Compared to 1998
---------------------

     Net sales in 1999 were $21,158,000 compared to $20,935,000, which was an increase of $223,000. The year's sales represented a 1% increase from the prior year sales. The Toy Segment's sales were $7,292,000 compared to $9,639,000 in 1998, a decrease of $2,347,000. 1999's sales represented a 24% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $13,866,000 in 1999 compared to $11,296,000 in 1998, an increase of $2,570,000.
1999's sales represented a 23% increase from the prior year sales.

     Gross profit was $8,455,000 compared to 1998's $6,851,000, an increase of $1,604,000. The Toy Segment accounted for a $1,292,000 decrease in gross profit while the Mechanical Equipment Group accounted for the remainder. Gross profit as a percentage of sales increased to 40% compared to 1998's 33% primarily due to the higher gross profit percentage earned by the Mechanical Equipment Group.

     Selling and G&A expenses were $5,047,000, a decrease of $1,029,000 from $6,076,000 in 1998. The decrease in expenses directly relates to continuing the implementation of tighter management controls.

     The operating income of $3,408,000 represented an increase in income of $2,633,000 from the prior year's operating income of $775,000. The Toy Segment's operating profit of $587,000 represented an increase of $366,000 from an operating profit of $221,000 in 1998 while the Mechanical Equipment Group generated operating income of $3,462,000, which was an increase of $2,138,000 from 1998. Corporate and other operating expenses decreased to $641,000 from $770,000 last year.

     Interest expense decreased to $112,000 from $127,000 in the prior year, which mostly related to a reduction in interest-bearing debt of the Handi-Pac subsidiary.

     The Company generated net income of $2,455,000 or $.19 per A & B share compared to a net income of $761,000 or $.06 per A & B share in 1998.

     The Company reported a net deferred tax asset of $307,000 at December 31, 1999. Management believes this asset will be realized by taxable earnings in the future.

     The Toy Segment continued to be confronted with its basic problems, namely flat demand, no new licenses, constant challenges from competition to maintain market share, and increasing product and related costs. The industry continues to search for a solution with the large players in the same predicament. Management has continued its policies of making personnel changes, reviewing customer demands and product mix in its quest to increase sales and reduce and control costs while seeking new items within the parameters of remaining competitive within the business environment.

     The Mechanical Equipment Group operations reflected enhanced results in the Telecommunications area due to noticeably increased sales as well as continuing to maintain market share in the Motor area. Management's goal of maintaining market share and new product acceptance remains primary in its attempt to meet the continuing heavy competition in a somewhat limited market area.

Liquidity and Sources of Capital
--------------------------------

     During 2000, the Company generated $2,236,000 of cash flows from operating activities compared to $1,510,000 in 1999.

     In 2000, the Company's investing activities provided cash of $3,566,000 compared to the use of cash totaling $2,415,000 in 1999. Cash was provided primarily from the proceeds from maturities of short term investments in 2000, while the primary uses of cash in 1999 were the purchase of $1,125,000 of short term investments and $1,063,000 of long term investments.

     During 2000 and 1999, the Company's financing activities used cash of $345,000 and $163,000, respectively. In 2000, the Company purchased $288,000 of Treasury Stock and made payments on notes totaling $57,000. In 1999, the Company purchased $116,000 of Treasury Stock and made payments on notes totaling $47,000.

     At the end of 2000, the Company had working capital of approximately $11,611,000 and a current ratio of 4.1 to 1. During the year 2000, the Registrant maintained a limited credit facility with a bank for two subsidiaries which included a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Registrant's money market funds. The Company considers this line and its cash and short term investments of $8,371,000 to be adequate for its current operating needs.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None

                                   PART III
                                   --------

          In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those sections, to the extent applicable, has been included in the registrant's Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. The Proxy Statement is herein incorporated by reference.

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

          2.   Schedules to Financial Statements
               ---------------------------------

               II - Valuation and Qualifying Accounts

          3.   Exhibits
               --------

               Exhibit No.    Description
               ----------     -----------

                2.1           Agreement of Merger and Plan of Reorganization,
                              EXX INC                                        (1)

                2.2           Amendment to Agreement of Merger and Plan of
                              Reorganization, EXX INC                        (2)

                3.1           Articles of Incorporation, EXX INC             (1)

               10.1           Amendment dated March 27, 1998 to Employment
                              Agreement with Davd A. Segal                   (3)


               (1) Incorporated by reference to Form S-4 Registration Statement dated July 25, 1994.

               (2) Incorporated by reference to Form S-4 Amendment No. 1 dated August 16, 1994.

               (3) Incorporated by reference to Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

     (b)  Reports on Form 8-K
          -------------------

          None

     (c)  See Item (a)3. above


     (d)  Not applicable

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EXX INC


By:    /s/ DAVID A. SEGAL
       ------------------------------------------
       David A. Segal, Chairman of the Board

Date:  March 29, 2001
       ------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ JERRY FISHMAN
       ------------------------------------------
       Jerry Fishman, Director

Date:  March 29, 2001
       ------------------------------------------


By:    /s/ NORMAN H. PERLMUTTER
       ------------------------------------------
       Norman H. Perlmutter, Director

Date:  March 29, 2001
       ------------------------------------------


By:    /s/ FREDERIC REMINGTON
       ------------------------------------------
       Frederic Remington, Director

Date:  March 29, 2001
       ------------------------------------------


By:    /s/ DAVID A. SEGAL
       ------------------------------------------
       David A. Segal, Chief Executive Officer
       Chief Financial Officer
       Chairman of the Board

Date:  March 29, 2001
       ------------------------------------------

EXX INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE (ITEMS 8 AND 14 (a))


=======================================================================================================================
(1)  Financial Statements

     Independent Auditors' Report                                                              F-2

     Consolidated Financial Statements

         Balance Sheets
         December 31, 2000 and 1999                                                            F-3

         Statements of Operations
         Years Ended December 31, 2000, 1999 and 1998                                          F-4

         Statements of Changes Stockholders' Equity
         Years Ended December 31, 2000, 1999 and 1998                                          F-5

         Statements of Cash Flows
         Years Ended December 31, 2000, 1999 and 1998                                      F-6 - 7

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of EXX INC


We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXX INC and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                    /s/ ROTHSTEIN, KASS & COMPANY, P.C.



Roseland, New Jersey
February 6, 2001

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,                                                                         2000            1999
--------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
   Cash and cash equivalents                                                      $  7,772,000    $  2,315,000
   Short-term investments                                                              599,000       3,999,000
   Accounts receivable, less allowances of
    $88,000 and $84,000 in 2000 and 1999, respectively                               2,863,000       3,357,000
   Inventories                                                                       2,995,000       2,991,000
   Other current assets                                                                356,000         349,000
   Refundable income taxes                                                             152,000         111,000
   Deferred tax asset                                                                  594,000         764,000
                                                                                  ----------------------------
          Total current assets                                                      15,331,000      13,886,000

Property and equipment, net                                                          2,025,000       2,325,000

Long-term investments                                                                  526,000       1,620,000

Other assets                                                                           394,000         375,000
                                                                                  ----------------------------
                                                                                  $ 18,276,000    $ 18,206,000
                                                                                  ============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Long-term debt, current portion                                                $     63,000    $     59,000
   Accounts payable and other current liabilities                                    3,657,000       3,988,000
                                                                                  ----------------------------

          Total current liabilities                                                  3,720,000       4,047,000
                                                                                  ----------------------------
Long-term liabilities
   Long-term debt, less current portion                                              1,627,000       1,688,000
   Pension liability                                                                   473,000         576,000
   Deferred tax liability                                                              185,000         457,000
                                                                                  ----------------------------
                                                                                     2,285,000       2,721,000
                                                                                  ----------------------------
Commitments and contingencies

Stockholders' equity
   Preferred stock, $.01 par value,
    authorized 5,000,000 shares, none issued
   Common stock, Class A, $.01 par value
    authorized 25,000,000 shares,
    issued 12,061,607 and 17,653,014 shares                                            121,000         177,000
   Common stock, Class B, $.01 par value
    authorized 1,000,000 shares,
    issued 624,953 and 929,106 shares                                                    6,000           9,000
   Capital in excess of par value                                                    2,670,000       3,844,000
   Accumulated other comprehensive loss                                               (929,000)       (378,000)
   Retained earnings                                                                10,691,000       9,019,000
   Less treasury stock, 403,800 and 5,591,407 shares of Class A common stock and 6,300 and 304,153 shares of Class B
    common stock, at cost, in 2000 and 1999, respectively                             (288,000)     (1,233,000)
                                                                                  ----------------------------
          Total stockholders' equity                                                12,271,000      11,438,000
                                                                                  ----------------------------

                                                                                  $ 18,276,000    $ 18,206,000
                                                                                  ============================

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                       2000            1999             1998
-------------------------------------------------------------------------------------------------------
Net sales                                                  $ 19,163,000    $ 21,158,000    $ 20,935,000

Cost of sales                                                11,824,000      12,703,000      14,084,000
                                                           --------------------------------------------

Gross profit                                                  7,339,000       8,455,000       6,851,000

Selling, general and
 administrative expenses                                      5,212,000       5,047,000       6,076,000
                                                           --------------------------------------------

Operating income                                              2,127,000       3,408,000         775,000

Interest expense                                               (112,000)       (112,000)       (127,000)

Interest income                                                 469,000         283,000         353,000

Other income                                                     43,000          94,000         166,000
                                                           --------------------------------------------

Income before income taxes                                    2,527,000       3,673,000       1,167,000

Income taxes                                                    855,000       1,228,000         406,000
                                                           --------------------------------------------

Net income                                                 $  1,672,000    $  2,445,000    $    761,000
                                                           ============================================

Net income per common share
Basic                                                      $       0.13    $       0.19    $       0.06
                                                           ============================================
Diluted                                                    $       0.13    $       0.18    $       0.06
                                                           ============================================

Weighted average shares outstanding
Basic                                                        12,616,000      12,749,000      13,340,000
                                                           ============================================

Diluted                                                      13,052,000      13,221,000      13,340,000
                                                           ============================================

See notes to consolidated financial statements

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2000, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                    Other
                                                      Capital in  Comprehensive Comprehensive
                                    Common Stock      Excess of      Income         Income      Retained      Treasury
                                 Class A    Class B   Par Value      (Loss)         (Loss)      Earnings       Stock         Total
Balances,
January 1, 1998                $ 177,000   $  9,000  $ 3,844,000                 $        -  $ 5,813,000  $  (925,000)  $ 8,918,000

Purchase of treasury stock                                                                                   (192,000)     (192,000)

Net income                                                        $  761,000                     761,000                    761,000

Other comprehensive income,
net of tax effect

  Minimum pension liability
  adjustment                                                        (280,000)(a)   (280,000)                               (280,000)
  Net unrealized gains on
  marketable securities                                               74,000 (b)     74,000                                  74,000
                                                                  ----------
Total comprehensive income                                        $  555,000
                              ----------------------------------  ==========     --------------------------------------------------
Balances,

December 31, 1998                177,000      9,000    3,844,000                   (206,000)   6,574,000   (1,117,000)    9,281,000

Purchase of treasury stock                                                                                   (116,000)     (116,000)

Net income                                                        $2,445,000                   2,445,000                  2,445,000

  Minimum pension liability
  adjustment                                                        (100,000)(a)   (100,000)                               (100,000)
  Net unrealized loss on
  marketable securities                                              (72,000)(b)    (72,000)                                (72,000)
                                                                  ----------     --------------------------------------------------
Total comprehensive income                                        $2,273,000
                              ----------------------------------  ==========     --------------------------------------------------
Balances,
December 31, 1999                177,000      9,000    3,844,000                   (378,000)   9,019,000   (1,233,000)   11,438,000

Purchase of treasury stock                                                                                   (288,000)     (288,000)

Net income                                                        $1,672,000                   1,672,000                  1,672,000

  Retirement of treasury stock   (56,000)    (3,000)  (1,174,000)                                           1,233,000             -
  Minimum pension liability
  adjustment                                                          68,000 (a)     68,000                                  68,000
  Net unrealized loss on
  marketable securities                                             (619,000)(b)   (619,000)                               (619,000)
                                                                  ----------     --------------------------------------------------
Total comprehensive income                                        $1,121,000
                              ----------------------------------  ==========     --------------------------------------------------
Balances,
December 31, 2000              $ 121,000   $  6,000  $ 2,670,000                 $ (929,000) $10,691,000  $  (288,000)  $12,271,000
                              ==================================                 ==================================================


(a) Minimum pension liability adjustment has been recorded net of tax effects of $35,000, $52,000 and $144,000, respectively, in 2000, 1999 and
     1998.
(b) Net unrealized loss on marketable securities has been recorded net of tax effects of $318,000, $38,000 and $37,000, respectively, in 2000, 1999 and
     1998.

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                                      2000           1999           1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                            $ 1,672,000    $ 2,445,000    $   761,000
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                           260,000        288,000        338,000
     Deferred income taxes (benefit)                                         201,000        199,000        (84,000)
     Write down of notes receivable                                                                        110,000
     Accrued interest income                                                                (30,000)      (128,000)
     Loss on sale of property and equipment                                   11,000                         3,000
     Increase (decrease) in cash and cash equivalents
     attributable to changes in assets and liabilities:
        Accounts receivable                                                  494,000     (1,042,000)       635,000
        Inventories                                                           (4,000)       561,000       (280,000)
        Other current assets                                                  (7,000)       (73,000)       355,000
        Refundable income taxes                                              (41,000)      (111,000)       330,000
        Other assets                                                         (19,000)       (97,000)        26,000
        Accounts payable and other current liabilities                      (331,000)      (345,000)      (726,000)
        Income taxes payable                                                               (285,000)       285,000
                                                                         -----------------------------------------

Net cash provided by operating activities                                  2,236,000      1,510,000      1,625,000
                                                                         -----------------------------------------
Cash flows from investing activities
   Purchases of property and equipment                                       (77,000)      (227,000)      (144,000)
   Proceeds from sale of property and equipment                              106,000                         3,000
   Proceeds from maturities of short-term investments                      3,934,000                     1,800,000
   Purchase of short-term investments                                                    (1,125,000)    (3,271,000)
   Purchase of long-term investment                                         (397,000)    (1,063,000)
                                                                         -----------------------------------------

Net cash provided by (used in) investing activities                        3,566,000     (2,415,000)    (1,612,000)
                                                                         -----------------------------------------
Cash flows from financing activities
   Payments on long-term debt                                                (57,000)       (47,000)       (92,000)
   Purchase of treasury stock                                               (288,000)      (116,000)      (192,000)
                                                                         -----------------------------------------

Net cash used in financing activities                                       (345,000)      (163,000)      (284,000)
                                                                         -----------------------------------------
Net increase (decrease) in cash and
cash equivalents                                                           5,457,000     (1,068,000)      (271,000)

Cash and cash equivalents, beginning of year                               2,315,000      3,383,000      3,654,000
                                                                         -----------------------------------------

Cash and cash equivalents, end of year                                   $ 7,772,000    $ 2,315,000    $ 3,383,000
                                                                         =========================================

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

Years Ended December 31                                      2000            1999         1998
---------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow
 information, cash paid during the years for:

  Interest                                                $    95,000    $    97,000   $    126,000
                                                          =========================================

  Income taxes                                            $   951,000    $ 1,425,000   $    343,000
                                                          =========================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2000, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

The Company's short-term investments are comprised principally of readily marketable government debt securities with remaining maturities of more than 90 days at the time of purchase. These investments are classified as available for sale and are reported at their fair market value as provided for under Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities"

Fair Value of Financial Instruments

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

Long-term investment

The Company's long-term investment is comprised of shares of the outstanding common stock of a publicly traded company. This investment is classified as available for sale and is reported at the fair market value as provided for under SFAS No. 115.

Advertising

Advertising costs are charged to operations as incurred and were $67,000, $86,000, and $181,000 for 2000, 1999 and 1998, respectively.

Research and Development Costs

Expenditures for research and development are charged to operations as incurred and were $46,000, $251,000 and $147,000 for 2000, 1999 and 1998, respectively.

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

Income Per Common Share

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

The outstanding options had a dilutive effect of 436,000 shares and 472,000 shares in 2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.    Investments

The Company's short-term investments consist of the following at December 31, 2000 and 1999:

                                                        2000                 1999
Government securities                                  $300,000           $4,234,000
Other commercial paper                                  300,000              300,000
Unrealized loss                                          (1,000)            (535,000)
                                           -----------------------------------------

                                                       $599,000           $3,999,000
                                           =========================================


The Company's long-term investments consist of the following at December 31, 2000 and 1999:


                                                              2000                        1999
Common stock-publicly traded                               $1,461,000                  $1,063,000
Unrealized gain (loss)                                       (935,000)                    557,000
                                                   ----------------------------------------------

                                                           $  526,000                  $1,620,000
                                                   ==============================================

Number of shares                                              841,800 (1)                 664,700
                                                   ==============================================

(1)  Represents approximately 17% of outstanding shares at December 31, 2000.

4.    Inventories

Inventories consist of the following at December 31, 2000 and 1999:

                                                      2000               1999
Raw materials                                     $  979,000         $  890,000
Work-in-progress                                     214,000            180,000
Finished goods                                     1,802,000          1,921,000
                                          -------------------------------------

                                                  $2,995,000         $2,991,000
                                          =====================================

Inventories stated on the LIFO method amounted to $517,000 and $342,000 at December 31, 2000 and 1999, respectively, which amounts are below replacement cost by approximately $371,000 and $381,000, respectively.

During 2000, 1999, and 1998, net income was not materially affected as a result of using the LIFO method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5.    Property and equipment

Property and equipment consists of the following at December 31, 2000 and 1999:


                                                      2000               1999
Land                                              $   41,000         $   41,000
Buildings and improvements,
 including $1,617,000 under
 a capital lease                                   2,987,000          2,987,000
Machinery and equipment                            6,444,000          6,484,000
                                          -------------------------------------

                                                   9,472,000          9,512,000
Less accumulated depreciation
 and amortization, including
 $438,000 and $350,000  under a
 capital lease in 2000 and 1999,
 respectively                                      7,447,000          7,187,000
                                          -------------------------------------

                                                  $2,025,000         $2,325,000
                                          =====================================


6.  Other assets

Other assets consist of the following at December 31, 2000 and 1999:


                                                              2000               1999
Notes receivable, less current portion                      $ 83,000           $ 83,000
Prepaid pension                                              311,000            292,000
                                                  -------------------------------------

                                                            $394,000           $375,000
                                                  =====================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.  Long-term debt

Long-term debt at December 31, 2000 and 1999 are comprised of the following:

                                               2000               1999
Note payable with monthly
 payments of approximately
 $4,000, including interest
 at 4%, through September
 2015, collateralized by
 substantially all of the
 assets of a subsidiary                    $  464,000         $  494,000

Note payable with monthly
 payments of approximately
 $2,000, including interest
 at 4%, through December
 2023, collateralized by
 substantially all of the
 assets of a subsidiary                       393,000            403,000

Capital lease obligation                      833,000            850,000
                                   -------------------------------------
                                            1,690,000          1,747,000

Less current portion                           63,000             59,000
                                   -------------------------------------

                                           $1,627,000         $1,688,000
                                   =====================================


Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31
       2001                                     $63,000
       2002                                      66,000
       2003                                      69,000
       2004                                      76,000
       2005                                      99,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.  Long-term debt (continued)

Aggregate minimum lease payments for the obligation under the capital lease in the years subsequent to December 31, 2000 are as follows:


Year ending December 31
       2001                                                    $   78,000
       2002                                                        78,000
       2003                                                        78,000
       2004                                                        82,000
       2005                                                       101,000
       Thereafter                                                 923,000
                                                     --------------------
       Total minimum lease payments                             1,340,000
       Less amount representing interest                          507,000
                                                     --------------------
       Present value of future minimum
        lease payments                                         $  833,000
                                                     ====================

8.  Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 2000 and 1999:


                                                      2000                1999
Trade accounts payable                            $  958,000          $  897,000
Warranty                                             580,000             587,000
Payroll and related costs                            479,000             594,000
Royalties payable                                    339,000             366,000
Commissions payable                                  420,000             448,000
Product liability claim                              350,000             350,000
Other                                                531,000             746,000
                                        ----------------------------------------

                                                  $3,657,000          $3,988,000
                                        ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.  Income taxes

The provision for income taxes (benefit) consists of the following:



                                2000               1999               1998
Current
  Federal                     $654,000         $1,029,000           $490,000

Deferred
  Federal                      201,000            199,000            (84,000)
                   ---------------------------------------------------------

                              $855,000         $1,228,000           $406,000
                   =========================================================

Substantially all of the Company's taxable income was generated in states with no state or local income taxes.

The following reconciles the Federal statutory tax rate to the effective income tax rate:

                                               2000            1999            1998
                                                 %               %               %
Federal statutory rate                         34.0            34.0            34.0
Other                                          (0.2)           (0.6)            0.8
                                   ------------------------------------------------

Effective income tax rate                      33.8            33.4            34.8
                                   ================================================


The net deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                        2000                1999
Deferred tax assets
Allowances for doubtful
 accounts, warranty
 and notes receivable                                  $398,000            $400,000
Asset basis difference
 for inventories                                         83,000             124,000
Pension obligations                                      62,000              97,000
Other                                                    51,000             143,000
                                           ----------------------------------------

                                                       $594,000            $764,000
                                           ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.  Income taxes (continued)


                                                         2000                 1999
Deferred tax liabilities
Accumulated DISC earnings                             $(422,000)           $(339,000)
Asset basis difference for
 property and equipment                                 (13,000)             (50,000)
Unrealized loss on marketable
 securities                                             318,000
Other                                                   (68,000)             (68,000)
                                           -----------------------------------------
                                                       (185,000)            (457,000)
                                           -----------------------------------------
Deferred tax asset, net                               $ 409,000            $ 307,000
                                           =========================================



10.  Pension plans

The Company participates in two pension plans. One plan covers hourly employees under union contracts and provides for defined contributions based on annual hours worked. Pension expense for this plan was $58,000, $52,000 and $81,000 for 2000, 1999, and 1998, respectively.

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

Net periodic pension cost (benefit) for the Company-sponsored plan is as follows:


                                           2000             1999             1998
Interest cost on projected
 benefit obligation                      $ 71,000         $ 71,000         $ 70,000
Expected return on
 plan assets                              (62,000)         (70,000)         (60,000)
Amortization of net gain
 (loss) on transition assets               33,000           22,000           23,000
                                 --------------------------------------------------
Net periodic pension
  cost                                   $ 42,000         $ 23,000         $ 33,000
                                 ==================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.  Pension plans (continued)

The following table presents significant assumptions used:

                                               2000             1999             1998
Discount rate                                   7%               7%               7%
Expected long-term rate
 of return on plan assets                       8%               8%               8%

No adjustments for a rate of compensation increase have been factored into the plan due to the effective curtailment on benefits and participation.

The following table sets forth the changes in benefit obligations for the years ended December 31, 2000 and 1999 for the Company sponsored defined benefit pension plan:

                                                      2000                 1999
Benefit obligation -
 beginning of year                                 $1,068,000           $1,052,000
Interest cost                                          71,000               71,000
Actuarial loss                                          1,000               26,000
Total benefits paid                                   (84,000)             (81,000)
                                         -----------------------------------------

Benefit obligation - end of year                   $1,056,000           $1,068,000
                                         ==========================================

The following table sets forth the change in plan assets for the years ended December 31, 2000 and 1999 for the Company sponsored defined benefit pension plan:

                                                      2000                 1999
Fair value of plan assets -
 beginning of year                                  $784,000             $824,000
Actual return (loss) on plan assets                  134,000              (79,000)
Company contributions                                 60,000              120,000
Benefits paid                                        (84,000)             (81,000)
                                        -----------------------------------------
Fair value of plan assets -
 end of year                                        $894,000             $784,000
                                        =========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.  Pension plans (continued)

The funded status for the years ended December 31, 2000 and 1999, is as follows:

                                                     2000                 1999
Plan assets less projected
 benefit obligation                                $(162,000)           $(284,000)
Unrecognized actuarial net loss                      473,000              575,000
Adjustment required to
 recognize minimum pension
 liability                                          (473,000)            (575,000)
                                        -----------------------------------------

Net amount recognized                              $(162,000)           $(284,000)
                                        =========================================


Amounts recognized in the consolidated balance sheets consist of the following:

                                                      2000                 1999
Prepaid benefit cost                               $ 311,000            $ 292,000
Accrued benefit liability                           (473,000)            (576,000)
                                        -----------------------------------------

Net amount recognized                              $(162,000)           $(284,000)
                                        =========================================


11.  Stock options

During 1994, the Company's Board of Directors adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 5,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. At December 31, 2000 and 1999, options to purchase 5,000,000 shares of Class A common stock were available for grant under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11.  Stock options (continued)

The status of the Company's stock options are summarized below:


                                                                                                      Weighted
                                                                               Per Share               Average
                                            Plan               Other           Exercise               Exercise
                                           Options            Options            Price                  Price
Outstanding at
 January 1, 1998                           100,000          250,000  (a)      $0.80 - $1.00              $0.94
 Expired 1998                             (100,000)                           $        0.80
 Granted 1998                                             2,000,000  (b)      $  .65 - $.71              $0.71
                          -----------------------------------------

Outstanding at
 December 31, 1998,
 1999 and 2000                                   -        2,250,000           $0.65 - $1.00              $0.74
                          =========================================

Exercisable at
 December 31, 1998,
 1999 and 2000                                   -        2,250,000           $0.65 - $1.00              $0.74
                          =========================================

(a) Options issued in 1997 in connection with the acquisition of a subsidiary.

(b) Includes options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock.

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

                                                          1998

Net income - as reported                                $761,000
Net income - pro forma                                  $119,000
Basic and diluted income
 per share, as reported                                 $   0.06
Basic and diluted income
 per share, pro forma                                   $   0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11.  Stock options (continued)

The Company did not grant options or have any options vested during 1999 and 2000. Therefore no proforma adjustments were required in these years.

The fair value of issued stock options is estimated on the date of grant using the Black-Scholes option pricing model including the following assumptions for both classes of stock: expected volatility of 82%, expected dividend yield rate of 0%, expected life of 5 years, and a risk-free interest rate of 5% in 1998.


12.  Commitments and contingencies

Leases

The Company leases showroom office, and plant facilities under operating leases on a month to month basis.

Rent expense for 2000, 1999 and 1998 amounted to $94,000, $113,000 and $149,000, respectively.

Royalty Agreements

The Company has licensing agreements relating to the sale of certain products. Under the terms of the agreements, the Company is required to pay royalties of between 6% to 12% on the net sales of the related products. In addition, certain agreements require advance payments or payments over the lives of the agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13.  Segment information

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Segment information listed below reflects the two principal business units of the Company (as described in Note 1). Each segment is managed according to the products which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker.

Operating segment information for 2000, 1999, and 1998 is summarized as follows:


                                                                 Mechanical
                                               Toy               Equipment                 Corporate                  Consolidated
2000
Net sales                                  $7,248,000           $11,915,000                $        -                  $19,163,000
                          ========================================================================================================

Operating income (loss)                    $  732,000           $ 2,197,000                $ (802,000)                 $ 2,127,000
Interest expense                              (94,000)                                        (18,000)                    (112,000)
Interest income                                28,000                53,000                   388,000                      469,000
Other income                                    5,000                38,000                                                 43,000
                          --------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes (benefit)                    $  671,000           $ 2,288,000                $ (432,000)                 $ 2,527,000
                          ========================================================================================================

Assets                                     $5,708,000           $ 3,930,000                $8,638,000  (a)             $18,276,000
                          ========================================================================================================
Depreciation and
amortization                               $  166,000           $    94,000                $        -                  $   260,000
                          ========================================================================================================

Capital expenditures                       $        -           $    77,000                $        -                  $    77,000
                          ========================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13.  Segment information (continued)


                                                             Mechanical
                                        Toy                  Equipment                   Corporate                Consolidated
1999
Net sales                             $7,292,000            $13,866,000                 $        -                $21,158,000
                                =============================================================================================

Operating income (loss)               $  587,000            $ 3,462,000                 $ (641,000)               $ 3,408,000
Interest expense                         (96,000)                                          (16,000)                  (112,000)
Interest income                           19,000                 49,000                    215,000                    283,000
Other income                              24,000                 70,000                                                94,000
                                ---------------------------------------------------------------------------------------------

Income (loss) before
 income taxes (benefit)               $  534,000            $ 3,581,000                 $ (442,000)               $ 3,673,000
                                =============================================================================================

Assets                                $6,015,000            $ 3,428,000                 $8,763,000  (a)           $18,206,000
                                =============================================================================================
Depreciation and
 amortization                         $  194,000            $    94,000                 $        -                $   288,000
                                =============================================================================================

Capital expenditures                  $   33,000            $   194,000                 $        -                $   227,000
                                =============================================================================================
                                                             Mechanical
                                        Toy                  Equipment                   Corporate                Consolidated
1998
Net sales                             $9,639,000            $11,296,000                 $        -                $20,935,000
                                =============================================================================================

Operating income (loss)               $  221,000            $ 1,324,000                 $ (770,000)               $   775,000
Interest expense                        (101,000)               (11,000)                   (15,000)                  (127,000)
Interest income                           14,000                 11,000                    328,000                    353,000
Other income                              45,000                 50,000                     71,000                    166,000
                                ---------------------------------------------------------------------------------------------

Income (loss) before
 income taxes (benefit)               $  179,000            $ 1,374,000                 $ (386,000)               $ 1,167,000
                                =============================================================================================

Assets                                $6,117,000            $ 4,742,000                 $5,695,000  (a)           $16,554,000
                                =============================================================================================
Depreciation and
 amortization                         $  243,000            $    95,000                 $        -                $   338,000
                                =============================================================================================

Capital expenditures                  $   75,000            $    69,000                 $        -                $   144,000
                                =============================================================================================


(a) Corporate assets consist primarily of cash, short-term investments and long-term investments, as described in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13.  Segment information (continued)

Net sales to countries outside of the United States for the years ended December 31, 2000, 1999 and 1998 were approximately $2,073,000, $1,608,000 and
$1,631,000, respectively, and were attributable primarily to sales from the Company's mechanical equipment segment. There were no significant sales to any individual country or region outside of the United States.

Net sales to one customer were approximately 25%, 20% and 20% for the years ended December 31, 2000, 1999 and 1998, respectively.


14.  Selected quarterly results (unaudited)

                                     First               Second              Third               Fourth
                                    Quarter             Quarter             Quarter              Quarter
2000
  Net sales                        $5,420,000          $4,098,000          $4,490,000          $5,155,000
                                 ==========================================================================
  Gross profit                     $2,162,000          $1,266,000          $1,413,000          $2,498,000
                                 ==========================================================================
  Net income                       $  772,000          $  251,000          $  353,000          $  296,000
                                 ==========================================================================
  Income per common
   share and common
   share equivalent:
     Basic                               0.06                0.02                0.03                0.02
                                 ==========================================================================
     Dilutive                            0.06                0.02                0.03                0.02
                                 ==========================================================================

1999
  Net sales                        $5,470,000          $6,063,000          $4,005,000          $5,620,000
                                 ==========================================================================
  Gross profit                     $1,877,000          $2,731,000          $1,555,000          $2,292,000
                                 ==========================================================================
  Net income                       $  571,000          $  887,000          $  508,000          $  479,000
                                 ==========================================================================

  Income per common
   share and common
   share equivalent:
     Basic                               0.04                0.07                0.04                0.04
                                 ==========================================================================
     Dilutive                            0.04                0.07                0.04                0.03
                                 ==========================================================================

EXX INC AND  SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS


====================================================================================================================================

COLUMN A                                                        COLUMN B        COLUMN C         COLUMN D          COLUMN E

                                                               Balance at      Additions-       Deductions         Balance
                                                               Beginning        Charged           from             at End
DESCRIPTION                                                    of Period       to income         Reserves         of Period
2000
   Reserve for bad debts and allowances                        $  84,000        $  4,000         $       -       $  88,000
                                                               -----------------------------------------------------------
   Warranty                                                    $ 587,000        $      -         $   7,000       $ 580,000
                                                               -----------------------------------------------------------
   Reserve for dispositions of inventories                     $ 592,000        $      -         $  96,000       $ 496,000
                                                               -----------------------------------------------------------

1999
   Reserve for bad debts and allowances                        $ 208,000        $       -        $ 124,000       $  84,000
                                                               -----------------------------------------------------------
   Warranty                                                    $ 580,000        $ 207,000        $ 200,000       $ 587,000
                                                               -----------------------------------------------------------
   Reserve for dispositions of inventories                     $ 593,000        $       -        $   1,000       $ 592,000
                                                               -----------------------------------------------------------

1998
   Reserve for bad debts and allowances                        $ 151,000        $  57,000        $       -       $ 208,000
                                                               -----------------------------------------------------------
   Warranty                                                    $ 330,000        $ 650,000        $ 400,000       $ 580,000
                                                               -----------------------------------------------------------
   Reserve for dispositions of inventories                     $ 597,000        $       -        $   4,000       $ 593,000
                                                               -----------------------------------------------------------

                                                                             S-1