Form 10-Q
period 2001-03-31
EXX INC/NV/
filed 2001-05-11
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---    Exchange Act of 1934


For the quarterly period ended March 31, 2001 or
                               --------------

           Transition report pursuant to Section 13 or 15(d) of the Securities
--------   Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

 Commission file number        1-5654
                        --------------------------------------------------------

                                     EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Nevada                                     88-0325271
----------------------------------         -------------------------------------
(State or Other Jurisdiction of                (IRS Employer
Incorporation or Organization)                 Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada              89119-5263
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

Yes     X        NO
    ---------       ---------

Number of shares of common stock outstanding as of March 31, 2001:
11,614,407 Class A Shares and 617,853 Class B Shares.
----------                    -------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

A. Balance Sheets


ASSETS                                                            March 31, 2001                          December 31, 2000
------                                                            --------------                          -----------------
                                                                    (unaudited)                               (audited)

CURRENT ASSETS:

Cash and cash equivalents                                    $         7,962,000                         $        7,772,000
Short-term investments                                                   602,000                                    599,000
Accounts receivable, less
    allowances of $88,000
    and $88,000                                                        3,154,000                                  2,863,000

Inventories, at lower of cost or market:

Raw materials                                                            591,000                                    979,000
Work in process                                                          140,000                                    214,000
Finished goods                                                         2,263,000                                  1,802,000
                                                             -------------------                         ------------------
                                                                       2,994,000                                  2,995,000

Other current assets                                                     295,000                                    356,000
Refundable income taxes                                                   -                                         152,000
Deferred income taxes                                                    594,000                                    594,000
                                                             -------------------                         ------------------

        TOTAL CURRENT ASSETS                                          15,601,000                                 15,331,000

Property, plant and equipment, at cost:

Land                                                                      41,000                                     41,000
Buildings and improvements                                             2,987,000                                  2,987,000
Machinery and equipment                                                6,444,000                                  6,444,000
                                                             -------------------                         ------------------
                                                                       9,472,000                                  9,472,000

Less accumulated depreciation
    and amortization                                                   7,508,000                                  7,447,000
                                                             -------------------                         ------------------
                                                                       1,964,000                                  2,025,000

Long Term Investments                                                  1,010,000                                    526,000

Other assets                                                             427,000                                    394,000
                                                             -------------------                         ------------------

TOTALS                                                       $        19,002,000                         $       18,276,000
                                                             ===================                         ==================



See Notes to Financial Statements


  LIABILITIES                                                   March 31, 2001                           December 31, 2000
  -----------                                                   --------------                           -----------------
                                                                 (unaudited)                                    (audited)

CURRENT LIABILITIES:

Notes payable - current portion                              $            63,000                         $           63,000
Accounts payable and other
    current liabilities                                                3,504,000                                  3,657,000
Income taxes payable                                                      49,000                                     -
                                                             -------------------                         ------------------

     TOTAL CURRENT LIABILITIES                                         3,616,000                                  3,720,000
                                                             -------------------                         ------------------

LONG-TERM LIABILITIES:

Notes payable, less current portion                                    1,609,000                                  1,627,000
Pension liability                                                        473,000                                    473,000
Deferred tax liability                                                   380,000                                    185,000
                                                             -------------------                         ------------------
                                                                       2,462,000                                  2,285,000
                                                             -------------------                         ------------------


STOCKHOLDERS' EQUITY


Preferred stock, $.01 par value;
    authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
    authorized 25,000,000 shares;
    12,061,607 shares issued                                             121,000                                    121,000
Common stock, Class B $.01 par value,
    authorized 1,000,000 shares;
    624,953 shares issued                                                  6,000                                      6,000

Capital in excess of par value                                         2,670,000                                  2,670,000
Accumulated other comprehensive loss                                    (638,000)                                  (929,000)
Retained earnings                                                     11,082,000                                 10,691,000
Less Treasury Stock at cost:                                            (317,000)                                  (288,000)
                                                             -------------------                         ------------------
TOTAL STOCKHOLDERS' EQUITY                                            12,924,000                                 12,271,000
                                                             -------------------                         ------------------

TOTALS                                                       $        19,002,000                         $       18,276,000
                                                             ===================                         ==================



See Notes to Financial Statements

B. Statements of Income

                                                                               For the Three-Month Period Ended
                                                                               --------------------------------
                                                                  March 31, 2001                             March 31, 2000
                                                                  --------------                             --------------


Net sales                                                    $         4,978,000                         $        5,420,000

Cost of sales                                                          3,464,000                                  3,258,000
                                                             -------------------                         ------------------

Gross profits                                                          1,514,000                                  2,162,000

Selling, general and
administrative expenses                                                  989,000                                  1,062,000
                                                             -------------------                         ------------------

Operating income                                                         525,000                                  1,100,000

Interest expense                                                          48,000                                     25,000

Other income                                                             115,000                                     95,000
                                                             -------------------                         ------------------

Income before provision
    for income taxes                                                     592,000                                  1,170,000


Provision for income taxes                                               201,000                                    398,000
                                                             -------------------                         ------------------

Net income                                                   $           391,000                         $          772,000
                                                             ===================                         ==================


Net income per common share
Basic                                                        $               .03                         $              .06
                                                             ===================                         ==================

Diluted                                                      $               .03                         $              .06
                                                             ===================                         ==================


Weighted average shares outstanding
Basic                                                                 12,254,681                                 12,686,560
                                                             ===================                         ==================

Diluted                                                               12,310,810                                 13,788,832
                                                              ==================                         ==================



See Notes to Financial Statements

C.  Statements of Cash Flow

                                                            For the Three-Month Period Ended
                                                            --------------------------------
                                                          March 31, 2001      March 31,2000
                                                          --------------      -------------

Operating activities:
Net income                                                      $391,000           $772,000
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
Depreciation and Amortization                                     61,000             68,000
Provision for bad debts                                            1,000                 --
Accrued interest income                                               --            (51,000)
Increase (decrease) in cash attributable to changes in
    assets and liabilities:
      Accounts receivable                                       (292,000)            48,000
      Inventories                                                  1,000           (452,000)
      Other current assets                                        61,000           (230,000)
      Refundable income taxes                                    152,000            111,000
      Other assets                                               (33,000)           204,000
      Accounts payable and other
        current liabilities                                     (154,000)          (492,000)
      Income taxes payable                                        49,000             77,000
                                                             -----------        -----------

Net cash provided by operating activities                        237,000             55,000
                                                             -----------        -----------

Cash flows from investing activities:
    Purchase of property and equipment                                --            (75,000)
                                                             -----------        -----------

Net cash provided by (used in) investing activities                   --            (75,000)
                                                             -----------        -----------

Cash flows (used in) financing activities:
    Payments on notes payable                                    (18,000)           (12,000)
    Purchases of Treasury Stock                                  (29,000)                --
                                                             -----------        -----------

Net cash (used in) financing activities                          (47,000)           (12,000)
                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents             190,000            (32,000)

Cash and cash equivalents
    beginning of period                                        7,772,000          2,315,000
                                                             -----------        -----------

Cash and cash equivalents,
    end of period                                             $7,962,000         $2,283,000
                                                             ===========        ===========


See Notes to Financial Statements


                                                  For the Three-Month Period Ended
                                                  --------------------------------
                                                   March 31, 2001   March 31, 2000
                                                   --------------   --------------



Supplemental disclosure of cash flow information:


Cash Paid during the year for:
    Interest                                            $48,000       $25,000
    Income taxes                                          2,000        16,000



Supplemental schedule of non-cash investing and financing activities:

                                      NONE




See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1:    The unaudited financial statements as of March 31, 2001 and 2000
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.



Note 2:    Notes Payable
-------    -------------

          Notes Payable represents obligations of the Handi-Pac subsidiary as follows:

                                                        March 31, 2001
                                                        --------------

          Notes Payable - SBA Loans                  $          846,000
          Capital Lease payable                                 826,000
                                                     ------------------
                                                              1,672,000

          Current Portion of Long-Term Debt                      63,000
                                                     ------------------

                                                     $        1,609,000
                                                     ==================


          During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

          As of March 31, 2001, there was no other bank debt for the other subsidiaries except as noted above.


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


Note 5:   Comprehensive Income
-------   --------------------

          Comprehensive Income is as follows:


                                                For the Three-Month Period Ended
                                                --------------------------------
                                               March 31, 2001     March 31, 2000
                                               --------------     --------------


Net income                                 $           391,000  $         772,000

Unrealized gains on debt and equity
securities net of taxes:                               291,000            158,000
                                           -------------------  -----------------

Comprehensive Income                       $           682,000  $         930,000
                                           ===================  =================


Note 6:   The following information is reported as required for industry segment
-------   disclosure.


                                                  Three Months Ended March 31, 2001
                                                  ---------------------------------
                                  Mechanical
                                   Equipment               Toy              Corp.       Consolidated
                                   ---------               ---              -----       ------------

Sales                             $2,840,000        $2,138,000        $        --         $4,978,000
                                 ===========       ===========        ===========        ===========

Operating income (loss)             $346,000          $320,000          $(141,000)          $525,000
Interest expense                          --           (23,000)           (25,000)           (48,000)
Interest income                        6,000                --             93,000             99,000
Other income                          11,000             5,000                 --             16,000
                                 -----------       -----------        -----------        -----------

Income before income taxes          $363,000          $302,000           $(73,000)          $592,000
                                 ===========       ===========        ===========        ===========

                                                  Three Months Ended March 31, 2001
                                                  ---------------------------------
                                  Mechanical
                                   Equipment               Toy              Corp.       Consolidated
                                   ---------               ---              -----       ------------


Sales                             $3,592,000        $1,828,000        $        --         $5,420,000
                                 ===========       ===========        ===========        ===========

Operating income (loss)             $995,000          $239,000          $(134,000)        $1,100,000
Interest expense                          --           (25,000)                --            (25,000)
Interest income                       11,000                --             76,000             87,000
Other income                           6,000             2,000                 --              8,000
                                 -----------       -----------        -----------        -----------

Income before income taxes        $1,012,000          $216,000           $(58,000)        $1,170,000
                                 ===========       ===========        ===========        ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------


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

     A.   Results of Operations

     Sales for the first quarter of 2001 were $4,978,000 compared to $5,420,000 in 2000, an 8% decrease. The Mechanical Equipment Group had total sales of $2,840,000, which was a decrease of $752,000 or 21% less than the prior year's $3,592,000. The Toy Segment reflected a sales increase of 17% to $2,138,000 from $1,828,000 in 2000.

     Gross profits for the first quarter 2001 totaled $1,514,000 compared to $2,162,000 for the comparable period in 2000. Gross profits in the Mechanical Equipment group decreased 46% between the years. The Toy group accounted for a 9% increase in gross profits between the years. Gross profits as a percentage of sales decreased 10% overall because of the reduced sales and a lower gross margin earned by the Mechanical Equipment group.

     First quarter sales of the Mechanical equipment group reflect the reduction in business in both the Motor and Telecommunications areas. This is consistent with the economic climate and the current reduction in demand for our products. We continue to try to increase our market penetration to increase demand for our products.

     While the first quarter Toy sales have increased from the prior year, management does not believe this reflects a trend, but simply a catch-up from the prior quarter. There have been no changes in the Toy industry to indicate any upturn nor any new items which would help the industry as a whole.

     Operating income was $525,000 in the first quarter of 2001 compared to an operating income of $1,100,000 during the first quarter of 2000. The decrease in operating income was due primarily to the reduction in operations of the Mechanical Equipment Group discussed above.

     Interest expense was $48,000, compared to $25,000 the same period last year.

     The net income for the first quarter of 2001 was $391,000 or 3 cents per share (basic and diluted) compared to a net income of $772,000 or 6 cents per share (basic and diluted) in the comparable period of 2000.

     B.   Liquidity and Capital Resources
          -------------------------------

     For the three months ended March 31, 2001, the Company generated $237,000 from operating activities as compared to generating $55,000 in the corresponding period of the preceding year. For the three months ended March 31, 2001, the Company did not utilize funds for investing activities. In the corresponding period of the preceding year, the Company used $75,000 for investing activities, principally for the purchase of equipment. Cash flows totaling $47,000 were used in financing activities during the three months ended March 31, 2001 principally for the purchase of treasury stock, compared to $12,000 for the three months ended March 31, 2000 which related to the payments on notes payable.

     At March 31, 2001, the Company had working capital of approximately $11,985,000 and a current ratio of 4.3 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $846,000 of long-term debt outstanding with the SBA. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


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


Date:     May 11, 2001