Form 10-Q
period 2001-06-30
EXX INC/NV/
filed 2001-08-10
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended June 30, 2001 or
                               ----------------

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act nof 1934

For the transition period from                  to
                               -----------------  ------------------------------
    Commission file number           1-5654
                           -----------------------------------------------------

                                     EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      Nevada                                                    88-0325271
-------------------------------                            ---------------------
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada               89119-5263
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

Yes  X   NO
    ----   ----

Number of shares of common stock outstanding as of June 30, 2001:
11,290,807 Class A Shares and 617,853 Class B Shares.
-----------                   --------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

A. Balance Sheets



ASSETS                                        June 30, 2001   December 31, 2000
------                                        -------------   -----------------
                                               (unaudited)       (audited)
CURRENT ASSETS:
Cash and cash equivalents                      $ 9,305,000      $ 7,772,000
Short-term investments                             301,000          599,000
Accounts receivable, less
  allowances of $88,000
  and $84,000                                    2,751,000        2,863,000

Inventories, at lower of cost or
  market:

Raw materials                                      550,000          979,000
Work in process                                    221,000          214,000
Finished goods                                   2,098,000        1,802,000
                                                ----------       ----------
                                                 2,869,000        2,995,000

Other current assets                               259,000          356,000
Refundable income taxes                               --            152,000
Deferred income taxes                              560,000          594,000
                                                ----------       ----------

    TOTAL CURRENT ASSETS                        16,045,000       15,331,000

Property, plant and equipment,
  at cost:

Land                                                41,000           41,000
Buildings and improvements                       2,987,000        2,987,000
Machinery and equipment                          6,448,000        6,444,000
                                                ----------       ----------
                                                 9,476,000        9,472,000

Less accumulated depreciation
  and amortization                               7,568,000        7,447,000
                                                ----------       ----------
                                                 1,908,000        2,025,000

Long Term Investments                            1,094,000          526,000

Other assets                                       414,000          394,000
                                                ----------       ----------

TOTALS                                         $19,461,000      $18,276,000
                                                ==========       ==========



LIABILITIES                                June 30, 2001   December 31, 2000
-----------                                -------------   -----------------
                                            (unaudited)        (audited)
CURRENT LIABILITIES:
Long-term debt, current portion               $   68,000          $   63,000
Accounts payable and other
  current liabilities                          3,504,000           3,657,000
Income taxes payable                             197,000                   -
                                              ----------          ----------

TOTAL CURRENT LIABILITIES                      3,769,000           3,720,000
                                              ----------          ----------

LONG-TERM DEBT:

Notes payable, less current portion            1,586,000           1,627,000
Pension Liability                                473,000             473,000
Deferred tax liability                           380,000             185,000
                                              ----------          ----------
                                               2,439,000           2,285,000
                                              ----------          ----------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
  Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
   authorized 25,000,000 shares;
    12,061,607 shares issued                     121,000             121,000
Common stock, Class B $.01 par value,
   Authorized 1,000,000 shares;
    624,953  shares issued                         6,000               6,000

Capital in excess of par value                 2,670,000           2,670,000
Accumulated other comprehensive loss            (588,000)           (929,000)
Retained earnings                             11,567,000          10,691,000
Less Treasury Stock 770,800 and 403,800
shares of Class A Common Stock and 7,100
and 6,300 shares of Class B Common Stock,
at cost, respectively                           (523,000)           (288,000)
                                             -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                    13,253,000          12,271,000
                                             -----------         -----------

TOTALS                                       $19,461,000         $18,276,000
                                             ===========         ===========

B. Statements of Income (Unaudited)



                                  For the Three-Month                 For the Six-Month
                                     Period Ended                      Period Ended
                                     ------------                      ------------
                              June 30, 2001    June 30, 2000      June 30, 2001  June 30, 2000
                              ------------     -------------      -------------  -------------
Net sales                     $ 4,927,000       $ 4,098,000       $ 9,905,000     $ 9,518,000

Cost of sales                   3,071,000         2,832,000         6,535,000       6,090,000
                              -----------       -----------       -----------     -----------

Gross profit                    1,856,000         1,266,000         3,370,000       3,428,000

Selling, general and
administrative expenses         1,220,000         1,054,000         2,209,000       2,116,000
                              -----------       -----------       -----------     -----------

Operating income                  636,000           212,000         1,161,000       1,312,000

Interest expense                   23,000            23,000            71,000          48,000

Other income                      122,000           192,000           237,000         287,000
                              -----------       -----------       -----------     -----------

Income before provision
  for income taxes                735,000           381,000         1,327,000       1,551,000


Provision for income taxes        250,000           130,000          451 ,000         528,000
                              -----------       -----------       -----------     -----------

Net income                    $   485,000       $   251,000       $   876,000     $ 1,023,000
                              ===========       ===========       ===========     ===========
Net income per common share
Basic                         $       .04       $       .02       $       .07     $       .08
                              ===========       ===========       ===========     ===========
Diluted                       $       .04       $       .02       $       .07     $       .08
                              ===========       ===========       ===========     ===========
Weighted average shares
outstanding Basic              12,114,874        12,686,560        12,184,391      12,686,560
                              ===========       ===========       ===========     ===========
Diluted                        12,173,993        13,078,920        12,241,907      13,078,920
                              ===========       ===========       ===========     ===========

C.  Statements of Cash Flow (Unaudited)


                                                          For the Six-Month Period Ended
                                                          -------------------------------
                                                          June 30, 2001     June 30, 2000
                                                          -------------     -------------

Operating activities:
Net income                                               $   876,000          $ 1,023,000
Adjustments to reconcile net income  to net cash
provided by operating activities:
   Depreciation and Amortization                             121,000              120,000
   Provision for bad debts                                     2,000                2,000
   Deferred tax liability                                    (32,000)             (80,000)
   Increase (decrease) in cash attributable to changes
    in operating assets and liabilities:
      Accounts receivable                                    110,000              952,000
      Inventories                                            126,000             (453,000)
      Other current assets                                    97,000             (230,000)
      Other assets                                           (20,000)             219,000
      Refundable Income Taxes                                152,000              111,000
      Deferred Income Taxes                                   34,000                 --
      Accounts payable and other
         current liabilities                                (153,000)            (707,000)
      Income Taxes Payable                                   197,000                 --
                                                         -----------          -----------

Net cash provided by operating activities                  1,510,000              957,000
                                                         -----------          -----------

Cash flows from investing activities
   Purchase of property and equipment                         (4,000)            (108,000)
   Proceeds from sale of Short Term Investments              298,000            4,029,000
   Purchase of Long Term Investments                            --               (114,000)
                                                         -----------          -----------

Net cash provided by investing activities                    294,000            3,807,000
                                                         -----------          -----------

Cash flows from financing activities
   Payments on notes payable                                 (36,000)             (24,000)
   Purchases of Treasury Stock                              (235,000)                --
                                                         -----------          -----------

Net cash used in financing activities                       (271,000)             (24,000)
                                                         -----------          -----------

Net increase in cash and cash equivalents                  1,533,000            4,740,000

Cash and cash equivalents,
   beginning of period                                     7,772,000            2,315,000
                                                         -----------          -----------

Cash and cash equivalents,
   end of period                                         $ 9,305,000          $ 7,055,000
                                                         ===========          ===========


                                                   For the Six-Month Period Ended
                                                   ------------------------------
                                                   June 30, 2001    June 30, 2000
                                                   -------------    -------------

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                         $      71,000    $      48,000
                                                   -------------    -------------
  Income taxes                                     $     104,000    $     536,000
                                                   -------------    -------------

Supplemental schedule of non-cash investing and financing activities

                                      NONE

D.  Notes to Financial Statements

Note 1:    The unaudited financial statements as of June 30, 2001 and 2000
-------
reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2:    Long -Term Debt
-------    ---------------

     Long-Term debt represents obligations of the Handi-Pac subsidiary as follows:




                                          June 30, 2001
                                          -------------

     Notes payable - SBA Loans               $  836,000
     Capital lease payable                      818,000
                                             ----------
                                              1,654,000

     Current Portion of Long-Term debt           68,000
                                             ----------

                                             $1,586,000
                                             ==========

     During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $100,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

     As of June 30, 2001, there was no other bank debt for the other subsidiaries except as noted above.



Note 3:  Stock Dividend
------   --------------

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

Note 4:    Comprehensive Income
---------  --------------------


     Comprehensive Income is as follows:


                            For the Three-Month Period Ended  For the Six-Month Period Ended
                            --------------------------------  ------------------------------
                             June 30, 2001    June 30, 2000   June 30, 2001   June 30, 2000
                            ---------------  ---------------  --------------  --------------

Net income                         $485,000         $251,000      $  876,000      $1,023,000

Unrealized gains on debt
and equity securities
net of taxes:                        50,000          498,000         341,000         656,000
                                   --------         --------      ----------      ----------

Comprehensive Income               $535,000         $749,000      $1,217,000      $1,679,000
                                   ========         ========      ==========      ==========

Note 5:    The following information is reported as required for industry
------
segment disclosure.

                                         Three Months Ended June 30, 2001
                                         --------------------------------
                                    Mechanical
                                    Equipment           Toy           Corporate   Consolidated
                                    ---------           ---           ---------   ------------
Sales                               $3,239,000      $1,688,000        $       -     $4,927,000
                                    ==========      ==========        =========   ============

Operating income (loss)             $  642,000      $  130,000        $(136,000)    $  636,000

Interest expense                             -         (23,000)               -        (23,000)
Interest income                          5,000               -           80,000         85,000
Other income                            21,000          16,000                -         37,000
                                    ----------      ----------        ---------     ----------
Income (loss) before
Income taxes (benefit)              $  668,000      $  123,000        $ (56,000)    $  735,000
                                    ==========      ==========        =========   ============


                                                Six Months Ended June 30, 2001
                                                ------------------------------
                                   Mechanical
                                   Equipment         Toy           Corporate      Consolidated
                                   -----------  --------------   --------------   ------------

Sales                               $6,079,000      $3,826,000        $       -     $9,905,000
                                    ==========      ==========        =========   ============

Operating income (loss)             $  988,000      $  450,000        $(277,000)    $1,161,000

Interest expense                             -         (46,000)         (25,000)       (71,000)
Interest income                         11,000               -          173,000        184,000
Other income                            32,000          21,000                -         53,000
                                    ----------      ----------        ---------   ------------
Income (loss) before
Income taxes (benefit)              $1,031,000      $  425,000        $(129,000)    $1,327,000
                                    ==========      ==========        =========   ============


---------------

                                                 Three Months Ended June 30, 2000
                                                --------------------------------
                                    Mechanical
                                    Equipment         Toy           Corporate     Consolidated
                                   -----------  ----------------  --------------  -------------
Sales                               $2,611,000       $1,487,000       $       -     $4,098,000
                                    ==========  ===============       =========   ============

Operating income (loss)             $  273,000       $   96,000       $(157,000)    $  212,000

Interest expense                             -          (23,000)              -        (23,000)
Interest income                         20,000                -         114,000        134,000
Other income                            54,000            4,000               -         58,000
                                    ----------  ---------------       ---------   ------------
Income (loss) before
Income taxes (benefit)              $  347,000       $   77,000       $ (43,000)    $  381,000
                                    ==========  ===============       =========   ============


                                                Six Months Ended June 30, 2000
                                                ------------------------------

                                   Mechanical
                                    Equipment         Toy           Corporate     Consolidated
                                   -----------  ---------------   -------------   ------------

Sales                               $6,203,000       $3,315,000       $       -     $9,518,000
                                    ==========  ===============       =========   ============

Operating income (loss)             $1,268,000       $  335,000       $(291,000)    $1,312,000

Interest expense                             -          (48,000)              -        (48,000)
Interest income                         31,000                -         190,000        221,000
Other income                            60,000            6,000               -         66,000
                                    ----------  ---------------       ---------   ------------
Income (loss) before
income taxes (benefit)              $1,359,000       $  293,000       $(101,000)    $1,551,000
                                    ==========  ===============       =========   ============

Note 6:  Subsequent Events
-------

     On July 23, 2001, Newcor Inc. amended its Rights Agreement and Newcor, EXX INC and David A. Segal amended their existing Agreement to permit EXX to increase its ownership to 34.9% of Newcor's outstanding shares. On the same date, six of Newcor's directors resigned and three new directors were appointed to the Newcor Board of Directors. The three new directors are also directors of EXX. Simultaneously, the number of directors constituting the board of directors of Newcor was reduced to six directors. Further, on the same date, EXX purchased 679,994 shares of Newcor common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes Due 2008 from five of the resigning directors and 24,000 shares from David A. Segal, bringing EXX's ownership to approximately 31% of Newcor's outstanding shares. In connection with such purchases, EXX paid
an aggregate of $1,679,238 in cash.    For additional   information  about  the
transactions, see  Newcor's  current report on Form 8-K filed July 31, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

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

        A.  Results of Operations
            ---------------------

          Sales for the second quarter of 2001 were $4,927,000 compared to $4,098,000 in 2000. For the six month period, 2001 sales were $9,905,000 compared to $9,518,000 in 2000, a 4% increase. The Mechanical equipment group's second quarter sales totaled $3,239,000 compared to $2,611,000 in 2000, while the six month sales totaled $6,079,000 compared to $6,203,000 in 2000, a 2% decrease. The Toy segment's second quarter sales totaled $1,688,000 compared to $1,487,000 in 2000, while the six month 2001 sales totaled $3,826,000 compared to $3,315,000 in 2000.

          Gross profit for the second quarter 2001 totaled $1,856,000 compared to $1,266,000 in 2000. For the six month period, 2001 gross profit was $3,370,000 compared to $3,428,000 in 2000. The Mechanical Equipment Group produced increased gross profits for the comparable three month periods, but showed decreased gross profits for the comparable six month periods. The Toy Division produced increased gross profits for both the three and six month comparable periods.

          Second quarter Mechanical Equipment Group sales reflect some improvement in the Telecommunications area. The Motor segment continues to present the greater challenge due to the current economic conditions and our continuing need to maintain and increase our market penetration in a very competitive market environment.

          While second quarter Toy sales have increased from the prior year and the six months sales also reflect an increase from the prior year, management still believes the increase represents a build-up in customers inventories and not any indication of any industry upturn. As stated in the prior quarter, there have been no changes in the Toy industry to indicate anything to the contrary.

          Operating income was  $636,000 for the second quarter 2001 compared to
operating income of $212,000 in 2000.   For the six months, operating income was
$1,161,000 compared to operating income of $1,312,000 in 2000.

          Interest expense was $23,000 for the second quarter 2001 compared to $23,000 in the same period last year. For the six months, interest expense was $71,000 compared to $48,000 for 2000.

          The net income for the second quarter of 2001 was $485,000 or 4 cents per share (basic and diluted) compared to net income of $251,000 or 2 cents per share (basic and diluted) in the comparable period of 2000. On a six months basis, the net income was $876,000 or 7 cents per share (basic and diluted) compared to net income of $1,023,000 or 8 cents per share (basic and diluted) for the 2000 period.

     B.  Liquidity and Capital Resources
         -------------------------------

         For the six months ended June 30, 2001, the Company was provided with $1,510,000 from operating activities as compared to $957,000 in the corresponding period of the preceding year. For the six months ended June 30, 2001, the Company was provided with $294,000 from investing activities, principally from the sale of Short Term investments. In the corresponding period of the preceding year, the Company was provided with $3,807,000 for investing activities, principally from the sale of short tem investments. Cash used in financing activities during the six months ended June 30, 2001 of $271,000 relates, to note repayments and purchase of Treasury Stock as compared to $24,000 in the prior period ended June 30, 2000 which related to note repayments.

         At June 30, 2001, the Company had working capital of approximately
$12,276,000 and a current  ratio of  4.3 to 1.     In addition, as described in
Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $1,654,000 of long-term debt outstanding. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $100,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

(a)      The Annual Meeting of Shareholders was held on June 1, 2001.

(b)(c)   (1)  The proposal to re-elect the one Class A director was passed by a vote of 11,288,059 shares in favor and 190,014 shares abstaining.

         (2) The proposal to re-elect the three Class B directors was passed by a vote of 528,630 shares in favor and 1,171 shares abstaining.

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


Date:  August 10, 2001