Form 10-Q
period 2001-09-30
EXX INC/NV/
filed 2001-11-13
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934

For the quarterly period ended September 30, 2001 or
                               ------------------

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                              ------------------    ----------------------------

        Commission file number           1-5654
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

Number of shares of common stock outstanding as of September 30, 2001:
11,051,807 Class A Shares and 617,853 Class B Shares.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

A. Balance Sheets

    ASSETS                                        September 30, 2001              December 31, 2000
    ------                                        ------------------              ------------------
                                                      (unaudited)

CURRENT ASSETS:


Cash and cash equivalents                         $    8,716,000                  $     7,772,000
Short-term investments                                     -                              599,000
Accounts receivable, less
    allowances of $88,000
    and $88,000                                        3,070,000                        2,863,000

Inventories, at lower of cost or
    market:

Raw materials                                            334,000                          979,000
Work in process                                          153,000                          214,000
Finished goods                                         1,758,000                        1,802,000
                                                  --------------                  ---------------
                                                       2,245,000                        2,995,000

Other current assets                                     202,000                          356,000
Refundable income taxes                                    -                              152,000
Deferred income taxes                                    276,000                          276,000
                                                  --------------                  ---------------
        TOTAL CURRENT ASSETS                          14,509,000                       15,013,000

Property, plant and equipment,
    at cost:

Land                                                      41,000                           41,000
Buildings and improvements                             2,987,000                        2,987,000
Machinery and equipment                                6,459,000                        6,444,000
                                                  --------------                  ---------------
                                                       9,487,000                        9,472,000

Less accumulated depreciation
    and amortization                                   7,630,000                        7,447,000
                                                  --------------                  ---------------
                                                       1,857,000                        2,025,000


Other assets                                             413,000                          394,000
                                                  --------------                  ---------------

TOTALS                                            $   16,779,000                  $    17,432,000
                                                  ==============                  ===============


See Notes to Financial Statements
                                       2


    LIABILITIES                                      September 30, 2001             December 31, 2000
    -----------                                      ------------------             -----------------
                                                         (unaudited)

CURRENT LIABILITIES:
Long-term debt, current portion                      $       68,000                 $       63,000
Accounts payable and other
    current liabilities                                   3,550,000                      3,657,000
Income taxes payable                                        175,000                         -
                                                     --------------                 --------------

TOTAL CURRENT LIABILITIES                                 3,793,000                      3,720,000
                                                     --------------                 --------------
LONG-TERM DEBT:

Notes payable, less current portion                       1,569,000                      1,627,000
Pension Liability                                           473,000                        473,000
Deferred Tax Liability                                      185,000                        185,000
                                                     --------------                 --------------
                                                          2,227,000                      2,285,000
                                                     --------------                 --------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
    Authorized 5,000,000 shares;

Common stock, Class A $.01 par value,
    Authorized 25,000,000 shares;
    12,061,607 shares issued                                121,000                        121,000
Common stock, Class B $.01 par value,
    Authorized 1,000,000 shares;
    624,953 shares issued                                     6,000                          6,000

Capital in excess of par value                            2,670,000                      2,670,000
Accumulated other comprehensive loss                       (312,000)                      (312,000)
Retained earnings                                         8,939,000                      9,230,000
Less Treasury Stock 1,009,800 and 403,800
Shares of Class A Common Stock and 7,100
and 6,300 shares of Class B Common Stock,
at cost, respectively                                      (665,000)                      (288,000)

                                                     --------------                 --------------
TOTAL STOCKHOLDERS' EQUITY                               10,759,000                     11,427,000
                                                     --------------                 --------------
TOTALS                                               $   16,779,000                 $   17,432,000
                                                     ==============                 ==============

See Notes to Financial Statements
                                       3

B. Statements of Income (Unaudited)

                                        For the Three-Month Period Ended            For the Nine-Month Period Ended
                                        --------------------------------            -------------------------------
                                     September 30, 2001   September 30, 2000    September 30, 2001   September 30, 2000
                                     ------------------   ------------------    ------------------   ------------------

Net sales                                  $  4,900,000         $  4,490,000        $   14,805,000        $  14,008,000

Cost of sales                                 3,206,000            3,077,000             9,741,000            9,167,000
                                           ------------         ------------        --------------        -------------
Gross profit                                  1,694,000            1,413,000             5,064,000            4,841,000

Selling, general and
administrative expenses                         976,000              939,000             3,185,000            3,055,000
                                           ------------         ------------        --------------        -------------
Operating income                                718,000              474,000             1,879,000            1,786,000

Interest expense                                (23,000)             (24,000)              (94,000)             (72,000)

Other income                                     83,000               85,000               320,000              372,000

Equity in losses
of Newcor, Inc.                              (1,680,000)            (130,000)           (1,680,000)            (118,000)
                                           ------------         ------------        --------------        -------------

Income before provision
    for income taxes                           (902,000)             405,000               425,000            1,968,000

Provision for
    income taxes                                265,000              182,000               716,000              710,000
                                           ------------         ------------        --------------        -------------

Net income (loss)                            (1,167,000)             223,000              (291,000)           1,258,000
                                           ============         ============        ==============        =============
Net income (loss) per
    common share
Basic                                      $       (.10)        $        .02        $         (.02)       $         .10
                                           ============         ============        ==============        =============
Diluted                                    $       (.10)        $        .02        $         (.02)       $         .10
                                           ============         ============        ==============        =============


Weighted average shares outstanding
Basic                                        11,801,601           12,676,047            12,055,413           12,686,030
                                           ============         ============        ==============        =============
Diluted                                      11,801,601           13,024,215            12,055,413           13,249,669
                                           ============         ============        ==============        =============



See Notes to Financial Statements

C.  Statements of Cash Flow (Unaudited)

                                                                          For the Nine-Month Period Ended
                                                                          --------------------------------
                                                                      September 30, 2001   September 30, 2000
                                                                      ------------------   ------------------
Operating activities:
Net income                                                              $   (291,000)       $   1,258,000
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and Amortization                                            183,000              204,000
    Provision for bad debts                                                    -                    2,000
    Equity in losses of Newcor, Inc.                                       1,680,000              118,000
    Deferred Income taxes                                                      -                  (81,000)
    Increase (decrease) in cash attributable to changes
    in operating assets and liabilities:
      Accounts receivable                                                   (207,000)             347,000
      Inventories                                                            750,000              (16,000)
      Other current assets                                                   154,000             (274,000)
      Other assets                                                           (19,000)             174,000
      Refundable income taxes                                                152,000              111,000
      Accounts payable and other
        current liabilities                                                 (107,000)            (620,000)
     Income Taxes Payable                                                    175,000                -
                                                                        ------------        -------------
Net cash provided by operating activities                                  2,470,000            1,223,000
                                                                        ------------        -------------
Cash flows from investing activities:
    Purchase and Sale of property and equipment (net)                        (15,000)              (9,000)
    Proceeds from sale of Short Term Investments                             599,000            4,029,000
    Purchase of investments and advances in Newcor, Inc.                  (1,680,000)            (396,000)
                                                                        ------------        -------------
Net cash provided by (used in) investing activities                       (1,096,000)           3,624,000
                                                                        ------------        -------------
Cash flows from financing activities
    Payments on notes payable                                                (53,000)             (38,000)
    Purchases of Treasury Stock                                             (377,000)             (55,000)
                                                                        ------------        -------------
Net cash used in financing activities                                       (430,000)             (93,000)
                                                                        ------------        -------------
Net increase in cash and cash equivalents                                    944,000            4,754,000

Cash and cash equivalents,
    beginning of period                                                    7,772,000            2,315,000
                                                                        ------------        -------------
Cash and cash equivalents,
    end of period                                                       $  8,716,000        $   7,069,000
                                                                        ============        =============

See Notes to Financial Statements

                                                                          For the Nine-Month Period Ended
                                                                          --------------------------------
                                                                      September 30, 2001   September 30, 2000
                                                                      ------------------   ------------------

Supplemental disclosure of cash flow information:


Cash paid during the period for:
    Interest                                                             $     94,000         $      72,000
                                                                         ------------         -------------

    Income taxes                                                         $    391,000         $     536,000
                                                                         ------------         -------------


Supplemental schedule of non-cash investing and financing activities:

                                      NONE



















See Notes to Financial Statements

D.  Notes to Financial Statements

Note 1:    The unaudited consolidated financial statements as of
------
September 30, 2001 and 2000 reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2:   Change in Control of Newcor, Inc.
------    ---------------------------------

     On July 23, 2001, Newcor, Inc. ("Newcor") amended its Rights Agreement and Newcor, EXX INC ("EXX") and David A. Segal amended their existing Agreement to permit EXX to increase its ownership to 34.9% of Newcor's outstanding shares. On the same date, six of Newcor's directors resigned and three new directors were appointed to the Newcor Board of Directors. The three new directors are also directors of EXX. Simultaneously, the number of directors constituting the board of directors of Newcor was reduced to six directors. Further, on the same date, EXX purchased 679,994 shares of Newcor common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes Due 2008 from five of the resigning directors and 24,000 shares from David A. Segal, bringing EXX's ownership to approximately 31% of Newcor's outstanding shares. In connection with such purchases, EXX paid an aggregate of $1,679,238 in cash. For additional information about the transactions, see Newcor's current report on Form 8-K filed July 31, 2001.

Note 3:   Accounting Changes
------    ------------------

     Prior to EXX's acquisition of the additional shares of Newcor referred to in Note 2, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the company's ownership percentage in Newcor to 31.23% thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18. The changes to the equity method is considered a change in entity, requiring EXX to give retroactive effect to this change in all prior periods that Newcor stock was held. The financial statements for all periods prior to September 30, 2001 have been restated to give effect to this change. In addition, on October 5, 2001 Newcor incurred an event of default on its subordinated notes. EXX believes that its equity in the losses of Newcor has reduced its investment to zero and accordingly has reflected this change on EXX's books for the quarter ending September 30, 2001.

Note 4:   Earnings per share
------    ------------------

     The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended September 30, 2000 and the nine months ended September 30, 2000, these amounted to 348,168, and 563,639 respectively. The additional shares have not been included for the three months and nine months ended September 30, 2001, since their effect would be antidilutive.




See Notes to Financial Statements

Note 5:   Long-Term Debt
------    --------------

          Long-Term debt represents obligations of the Handi-Pac subsidiary as follows:

                                                                          September 30, 2001
                                                                          ------------------

          Notes Payable - SBA Loans                                          $   825,000
          Capital lease payable                                                  812,000
                                                                             -----------
                                                                               1,637,000

          Current Portion of Long-Term Debt                                       68,000
                                                                             -----------
                                                                             $ 1,569,000
                                                                             ===========


     During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds.

     As of September 30, 2001, there was no other bank debt for the other subsidiaries except as noted above.



Note 6:   Comprehensive Income (loss)
------    ---------------------------

          Comprehensive Income (loss) is as follows:

                                            For the Three-Month Period Ended         For the Nine-Month Period Ended
                                            --------------------------------         -------------------------------
                                         September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000
                                         ------------------  ------------------  ------------------  ------------------
Net income (loss)                             $ (1,167,000)      $  223,000            $  (291,000)     $  1,258,000

Unrealized gains on debt
and equity securities
net of taxes:                                         -               2,000                   -              351,000
                                              ------------       ----------            -----------      ------------
Comprehensive Income (loss)                   $ (1,167,000)      $  225,000            $  (291,000)     $  1,609,000
                                              ============       ==========            ===========      ============

Note 7:  The following information is reported as required for industry segment
------
         disclosure.

                                                              Three Months Ended September 30, 2001
                                                              -------------------------------------
                                           Mechanical
                                           Equipment             Toys               Corporate            Consolidated
                                           ---------             ----               ---------            ------------
Sales                                   $   2,409,000       $   2,491,000        $         -            $    4,900,000
                                        =============       =============        ==============         ==============

Operating income (loss)                 $     379,000       $     452,000        $     (113,000)        $      718,000

Interest expense                                 -                (23,000)                 -                   (23,000)
Interest income                                 2,000                -                   63,000                 65,000
Other income                                   12,000               6,000                  -                    18,000
Equity in losses of
Newcor, Inc.                                     -                   -               (1,680,000)            (1,680,000)
                                        -------------       -------------        --------------         --------------
Income (loss) before
Income taxes (benefit)                  $     393,000       $     435,000        $   (1,730,000)        $     (902,000)
                                        =============       =============        ==============         ==============



                                                               Nine Months Ended September 30, 2001
                                                               ------------------------------------
                                           Mechanical
                                           Equipment             Toys               Corporate            Consolidated
                                           ---------             ----               ---------            ------------
Sales                                   $  8,488,000        $   6,317,000        $         -            $   14,805,000
                                        =============       =============        ==============         ==============

Operating income (loss)                 $  1,367,000        $     902,000        $     (390,000)        $    1,879,000

Interest expense                                -                 (69,000)              (25,000)               (94,000)
Interest income                               13,000                 -                  236,000                249,000
Other income                                  44,000               27,000                  -                    71,000
Equity in losses of
Newcor, Inc.                                    -                    -               (1,680,000)            (1,680,000)
                                        -------------       -------------        --------------         --------------
Income (loss) before
Income taxes (benefit)                  $  1,424,000        $     860,000        $   (1,859,000)        $      425,000
                                        =============       =============        ==============         ==============

                                                              Three Months Ended September 30, 2000
                                                              -------------------------------------
                                           Mechanical
                                           Equipment             Toys               Corporate            Consolidated
                                           ---------             ----               ---------            ------------
Sales                                   $  2,598,000        $   1,892,000        $         -            $    4,490,000
                                        =============       =============        ==============         ==============

Operating income                        $     360,000       $     296,000        $     (182,000)        $      474,000

Interest expense                                -                 (24,000)                 -                   (24,000)
Interest income                                7,000                 -                  105,000                112,000
Other income                                 (43,000)              12,000                 4,000                (27,000)
Equity in losses of
Newcor, Inc.                                    -                    -                 (130,000)              (130,000)
                                        -------------       -------------        --------------         --------------
Income (loss) before
Income taxes (benefit)                  $     324,000       $     284,000        $     (203,000)        $      405,000
                                        =============       =============        ==============         ==============




                                                               Nine Months Ended September 30, 2000
                                                               ------------------------------------
                                           Mechanical
                                           Equipment             Toys               Corporate            Consolidated
                                           ---------             ----               ---------            ------------
Sales                                   $   8,801,000       $   5,207,000        $         -            $   14,008,000
                                        =============       =============        ==============         ==============

Operating income                        $   1,628,000       $     631,000        $     (473,000)        $    1,786,000

Interest expense                                 -                (72,000)                 -                   (72,000)
Interest income                                38,000                -                  295,000                333,000
Other income                                   17,000              18,000                 4,000                 39,000
Equity in losses of
Newcor, Inc.                                     -                   -                 (118,000)              (118,000)
                                        -------------       -------------        --------------         --------------
Income (loss) before
Income taxes (benefit)                  $   1,683,000       $     577,000        $     (292,000)        $    1,968,000
                                        =============       =============        ==============         ==============

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
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

          A. Results of Operations
             ---------------------

             Sales for the third quarter of 2001 were $4,900,000 compared to $4,490,000 in 2000, a 9% increase. For the nine month period, 2001 sales were $14,805,000 compared to $14,008,000 in 2000. The Mechanical equipment group's third quarter sales totaled $2,409,000 compared to $2,598,000 in 2000, while the nine month sales totaled $8,488,000 compared to $8,801,000 in 2000. The Toy Segment's third quarter sales totaled $2,491,000 compared to $1,892,000 in 2000, while the nine month 2001 sales totaled $6,317,000 compared to $5,207,000, in 2000.

             Gross profit for the third quarter 2001 totaled $1,694,000 compared to $1,413,000 in 2000. For the nine-month period, 2001 gross profits were $5,064,000 compared to $4,841,000 in 2000.

             Third quarter Mechanical Equipment Group sales reflect some improvement in the telecommunications area countered by a reduction in the motor segment. The general economic climate continues to negatively impact on the motor operations requiring management's stringent efforts to competitively maintain and attempt to increase market share.

             While third quarter Toy division sales show an increase from the comparable prior year quarter, management continues to believe that the changes are not indicative of any trend but of the results of customers balancing inventory levels. Management remains committed to increase its customer base while attempting to improve sales in a highly competitive and flat market.

            Operating income was $718,000 for the third quarter 2001 compared to $474,000 in 2000. For the nine months, operating profit was $1,879,000 compared to $1,786,000 in 2000.

            Interest expense was $23,000 for the third quarter 2001 compared to $24,000 in the same period last year. For the nine months of 2001, interest expense was $94,000 compared to $72,000 for 2000.

            The net loss for the third quarter of 2001, after charges for the equity in losses of Newcor, Inc., was ($1,167,000) or 10 cents per share (basic and diluted), compared to net income of $223,000 or 2 cents per share (basic and diluted) in the comparable period of 2000. On a nine month basis, the net loss after charges for the equity in losses of Newcor, Inc., was ($291,000) or 2 cents per share (basic and diluted) compared to net income of $1,258,000 or 10 cents per share (basic and diluted) for the 2000 period.

          B. Liquidity and Capital Resources
             -------------------------------

             For the nine months ended September 30, 2001, the Company generated $2,470,000 from operating activities as compared to generating $1,223,000 in the corresponding period of the preceding year. For the nine months ended September 30, 2001, the Company utilized $1,096,000 for investing activities. In the corresponding period of the preceding year, the Company generated $3,624,000 from investing activities, principally from the sale of short-term investments. Cash used in financing activities during the nine months ended September 30, 2001 of $430,000 relates principally to the purchase of treasury stock as compared to $93,000 in the prior period ended September 30, 2000 which relates to the payments of notes payable and purchases of treasury stock.

             At September 30, 2001, the Company had working capital of approximately $10,716,000 and a current ratio of 3.8 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $1,637,000 of long-term debt outstanding. During the first quarter 1998, the Company opened a limited credit facility with a bank for two subsidiaries which includes a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Company's money market funds. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.


PART II.  OTHER INFORMATION

          Not applicable.


                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EXX INC




                               By:   /s/ David A. Segal
                                     ------------------------------------
                                     David A. Segal
                                     Chairman of the Board
                                     Chief Executive Officer
                                     Chief Financial Officer





Date:     November 13, 2001