Form 10-K405
period 2001-12-31
EXX INC/NV/
filed 2002-03-29
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

  X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----
Act of 1934

For the fiscal year ended December 31, 2001 or
                          -----------------

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________to_________________________
Commission file number               1-5654
                      ---------------------------------------

                                     EXX INC
--------------------------------------------------------------------------------
                  (Exact Name of Registrant as in its Charter)

Nevada                                               88-0325271
-------------------------                  ----------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

1350 East Flamingo Road, Suite 689
Las Vegas, Nevada                                            89119-5263
------------------------------                           -----------------
(Address of Principal Executive Offices)                    (Zip Code)

                                  702-598-3223
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of each class                           on Which Registered
         -------------------                           -------------------

Common Stock Par Value $.01 Class A                      American Stock Exchange
-----------------------------------------            ---------------------------

Common Stock Par Value $.01 Class B                      American Stock Exchange
-----------------------------------------            ---------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____ Indicate by check
                                              ---
mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of December 31, 2001: 10,832,007 Class A shares and 617,853 Class B shares (exclusive of 1,229,600 Class A shares and 7100 Class B shares held in registrant's treasury). Of the shares outstanding, 4,855,025 Class A shares and 303,275 Class B shares are held by non-affiliates. The market value of the shares held by non-affiliates is $2,718,525 based on $.45 and $1.76 per share, respectively of the closing price of the registrant's Class A and Class B common stock on the American Stock Exchange on March 15, 2002.

Documents incorporated by reference are: Registrant's Proxy Statement dated April, 2002 for the Annual Meeting of Stockholders to be held in May, 2002, Form 8-K Report dated February 17, 1997, Form 8-K Report dated October 29, 1999, Form 8-K Report dated February 15, 2001, Form 8-K Report dated August 6, 2001, and Form 10-K Report for the year ended December 31, 1997 dated March 31, 1998, Form 10-K Report for the year ended December 31, 1999 dated March 29, 2000, Form 10-K Report for the year ended December 31, 2000 dated March 29, 2001, Form S-4 Registration Statement dated July 25, 1994 and Form S-4 Amendment No. 1 dated August 16, 1994.

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

     EXX, through its subsidiaries, is engaged in the design, production and sale of electric motors geared toward the (OEM) original equipment market, and the design, production and sale of cable pressurization equipment sold to the telecommunications industry. SFM manufactured machine tools and machine tool replacement parts. EXX has a continuing right to royalty income from machine tools and replacement parts as part payment for its sale of a subsidiary's assets. Continuing operations are conducted through wholly-owned subsidiaries. In addition, it is engaged in the design, production and sale of consumer goods in the form of impulse and other toys and kites.

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

     In April 1994, TX Systems Inc., a newly formed subsidiary of EXX, acquired the operating assets and businesses of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the Cable Pressurization and Monitoring Systems business. The TX Systems Inc. acquisition together with the activities of another newly formed subsidiary - TX Technology Corp. - broadened our activities in the capital goods segment, allowing us entry to the telecommunications industry. The TX Companies operate the cable pressurization and monitoring system business.

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

     Gordy's sales are derived from products manufactured to its specifications. In prior years, some of the products covered by the Power Ranger license caused sales to materially increase due to strong consumer demand. During the past several years, there were no licenses that individually had a material effect on sales. There are currently no significant licenses that are material to the Toy line.

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

     Gordy operates in a highly competitive market. It competes with many other companies, some of which have substantially greater resources and assets than Gordy. A substantial portion of toy sales are dependent on a contractual basis which are subject to re-negotiation at various times. The non-renewal of contractual sales would have a material adverse effect on the toy segment of the business.

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

     Material Customers.
     ------------------

     Net sales to one customer were approximately 33% and 25% for the years ended December 31, 2001 and 2000, respectively.

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

                                     PART II

Item 4.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters.
-------

         Principal Market:  American Stock Exchange
         ------------------------------------------

         Quarterly Price Information
         ---------------------------

                                  2001                            2000
                    -------------------------------  -------------------------------

                        Class A          Class B          Class A         Class B
                    -------------    ------------      ------------   --------------
                    High      Low    High     Low      High     Low   High       Low
                    ----      ---    ----     ---      ----     ---   ----       ---
First Quarter       1.00      .56    2.23     .88      2.25     .95    2.94      .95
Second Quarter       .70      .56    1.76    1.40      1.19     .63    1.88     1.25
Third Quarter        .65      .48    1.46    1.30      1.06     .63    1.94     1.38
Fourth Quarter       .67      .44    1.60    1.05       .81     .56    1.50      .88

                Stockholders: As of March 15, 2002, it is estimated that there
                ------------
were approximately 1100 stockholders of record of Class A shares and 350 stockholders of record of Class B shares.

          Dividend Information: No cash dividends were paid in 2001 or 2000.
          --------------------

          There is no present restriction on the registrant's ability to pay cash dividends. The registrant deems the use of corporate funds for day to day needs to be in the best interest of the registrant. There is no present intention to make any cash dividend payments.

Item 5.  Selected Financial Data.
--------------------------------

Sales and Income                                2001            2000 (A)            1999 (A)            1998               1997
----------------                                ----            --------            --------            ----               ----
Net sales                                   $18,382,000        $19,163,000        $21,158,000        $20,935,000        $22,324,000
Net Income (loss)                                81,000          1,074,000          2,445,000            761,000           (223,000)


Per Share Data (B)
--------------
   Net income (loss)-Basic                  $       .01        $       .09        $       .12        $       .06        $      (.02)
   Net income (loss)-Diluted                        .01                .08                .12                .06               (.02)
   Book value                                       .97                .93                .80                .72                .66


Financial Position
------------------
  Current assets                            $15,181,000        $15,269,000        $13,886,000        $13,776,000        $13,291,000
  Total Assets                               17,464,000         17,688,000         16,786,000         16,440,000         16,181,000

  Current liabilities                         3,851,000          3,720,000          4,047,000          4,667,000          5,152,000

  Current ratio                                3.9 to 1           4.1 to 1           3.4 to 1           3.0 to 1           2.6 to 1

  Working capital                           $11,300,000        $11,549,000         $9,839,000         $9,109,000         $8,139,000
  Property and
   equipment, net                             1,801,000          2,025,000          2,325,000          2,386,000          2,586,000
  Long-term debt                              1,621,000          1,690,000          1,747,000          1,794,000          1,886,000
  Stockholders' equity                       11,050,000         11,427,000         10,207,000          9,281,000          8,918,000

(A) Restated to reflect change in reporting entity. (See Note 4 to the Consolidated Financial Statements)

(B) As adjusted for a 400% stock dividend effective March 8, 2000, Class A and Class B shares retroactively shown.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

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

        During 2001, the Company increased its investment in Newcor, Inc. to approximately 31%, thereby requiring the Company to use the equity method of accounting. The following management's discussion gives retroactive effect to the adoption of the equity method which is considered a change in reporting entity for the calendar years 2000 and 1999. Please see Note 4 to the Consolidated Financial Statements which further discusses this change.

2001 Compared to 2000
---------------------

        Net sales in 2001 were $18,382,000 compared to $19,163,000 which was a decrease of $781,000. This year's sales represent a 4% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $10,910,000 in 2001 compared to $11,915,000 in 2000, a decrease of $1,005,000. The current year sales represent an 8% decrease from the prior year sales. The Toy Segment's sales were $7,472,000 compared to $7,248,000 in 2000, an increase of $224,000.
The current year's sales represent a 3% increase from the prior year sales.

        Gross profit was $6,818,000 compared to last year's $7,339,000, a decrease of $521,000. The Mechanical Equipment Group accounted for a $401,000 decrease in gross profit while the Toy Segment accounted for the difference. Gross profit as a percentage of sales decreased to 37% compared to last year's 38% primarily due to the reduction in sales and the related gross profit percentage earned by the Mechanical Equipment Group.

        Selling and G&A expenses were $4,439,000, a decrease of $773,000 from $5,212,000 in 2000.

        The operating income of $2,379,000 represented an increase in income of $252,000 from the prior year's operating income of $2,127,000. The Mechanical Equipment Group generated operating income of $1,985,000, a decrease of $212,000 from an operating income of $2,197,000 in 2000 while the Toy Segment's operating income of $1,011,000 represented an increase of $279,000 from an operating income of $732,000 in 2000 Corporate and other operating expenses decreased to $617,000 from $802,000 last year.

        Interest expense was $140,000 in 2001 compared to $112,000 in 2000.

        The Company generated net income of $81,000 or $.01 per A & B share compared to a net income of $1,074,000 or $.09 per A & B share in 2000. The equity in losses of Newcor, Inc. in 2001 was $1,679,000 compared to $598,000 in 2000.

        The Company reported a deferred tax asset of $520,000 at December 31, 2001. Management believes this asset will be realized by taxable earnings in the future.

        The Mechanical Equipment Group operations in 2001 reflect the downturn of the economy. Competition remained intense for the reduced amount of available sales. Management's goals have remained consistent during the year in attempting to maintain a highly competitive market share and new product acceptance in spite of the adverse economic conditions.

        The Toy segment remains in a lackluster market. Industry attempts to introduce what are perceived to be hot new items have on an overall basis been unsuccessful. New meaningful licenses have not surfaced. The same challenges indicated in the past affect the industry namely product, labor and marketing costs. The strength of the US dollar in purchasing product overseas, has had little effect in reducing costs. While the Toy segment operations this past year showed a small improvement, management believes the results are not of a trend but of customers balancing their inventory levels. Management continues to seek, review and test new items that fall within its pricing structure in a highly competitive marketing area.

2000 Compared to 1999
---------------------

        Net sales in 2000 were $19,163,000 compared to $21,158,000 which was a decrease of $1,995,000. This year's sales represented a 9% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $11,915,000 in 2000 compared to $13,866,000 in 1999, a decrease of $1,951,000. The 2000 year sales represented a 14% decrease from the prior year sales. The Toy Segment's sales were $7,248,000 compared to $7,292,000 in 1999, a decrease of $44,000. The 2000 year sales represented a 1% decrease from the prior year sales.

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

        The Company generated net income of $1,074,000 or $.09 per A & B share compared to a net income of $1,582,000 or $.12 per A & B share in 1999. The equity in losses of Newcor, Inc. was $598,000 in 2000 compared to $863,000 in 1999.

        The Company reported a net deferred tax asset of $409,000 at December 31, 2000. Management believes this asset will be realized by taxable earnings in the future.

        The Mechanical Equipment Group operations in 2000 reflected more normal results in the Telecommunications area. In 1999, this segment was the beneficiary of the Y2K phenomenon which resulted in increased sales and profits. Management's goals continue to be to maintain a highly competitive market share, and new product acceptance in a continuing limited market areas.

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

Liquidity and Sources of Capital
--------------------------------

        During 2001, the Company generated $3,517,000 of cash flows from operating activities compared to $2,236,000 in 2000.

        In 2001, the Company's investing activities used cash of $1,103,000 compared to providing cash totaling $3,566,000 in 2000. Cash was used primarily to purchase long-term investments in 2001, while cash was provided primarily from the proceeds from maturities of short term investments in 2000.

        During 2001 and 2000, the Company's financing activities used cash of $564,000 and $345,000, respectively. In 2001, the Company purchased $495,000 of Treasury Stock and made payments on notes totaling $69,000. In 2000, the Company purchased $288,000 of Treasury Stock and made payments on notes totaling $57,000.

        At the end of 2001, the Company had working capital of approximately $11,300,000 and a current ratio of 3.9 to 1. At the end of 2000, the Company had working capital of $11,549,000 and a current ration of 4.1 to 1. During the year 2001, the Registrant maintained a limited credit facility with a bank for two subsidiaries which included a $300,000 sub-limit for direct borrowings and a $150,000 sub-limit for documentary letters of credit all secured by certain of the Registrant's money market funds. The Company considers this line and its cash and cash equivalents of $9,622,000 to be adequate for its current operating needs.

        The Company has no present plans that will require material capital expenditures for any of the Company's businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations.

        The Company believes the effects of inflation will not have a material effect on its future operations.

Item 7.   Financial Statements
------------------------------

        The financial statements required by this item may be found beginning with the index page on page F-1 immediately following the signature page.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
           Financial Disclosure.
           ---------------------

         None

                                    PART III
                                    --------

          In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those sections, to the extent applicable, has been included in the registrant's Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001. The Proxy Statement is herein incorporated by reference.

Item  9.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Item 10.  Executive Compensation.
--------------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------


                                     PART IV
                                     -------

Item 13. Exhibits, Schedules to Financial Statements and Reports
----------------------------------------------------------------
          on Form 8-K.
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

Date: March 28, 2002
      ---------------------------------------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ JERRY FISHMAN
      ---------------------------------------------
      Jerry Fishman, Director

Date: March 28, 2002
      ---------------------------------------------



By:   /s/ NORMAN H. PERLMUTTER
      ---------------------------------------------
      Norman H. Perlmutter, Director

Date: March 28, 2002
      ---------------------------------------------


By:   /s/ FREDERIC REMINGTON
      ---------------------------------------------
      Frederic Remington, Director

Date: March 28, 2002
      ---------------------------------------------


By:   /s/ DAVID A. SEGAL
      ---------------------------------------------
      David A. Segal, Chief Executive Officer
      Chief Financial Officer
      Chairman of the Board

Date: March 28, 2002
      ---------------------------------------------

EXX INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE (ITEMS 8 AND 14 (a))

================================================================================

(1) Financial Statements

    Independent Auditors' Report                                             F-2

    Consolidated Financial Statements

     Balance Sheets
     December 31, 2001 and 2000                                              F-3

     Statements of Operations
     Years Ended December 31, 2001, 2000 and 1999                            F-4

     Statements of Changes in Stockholders' Equity
     Years Ended December 31, 2001, 2000 and 1999                            F-5

     Statements of Cash Flows
     Years Ended December 31, 2001, 2000 and 1999                        F-6 - 7

     Notes to Consolidated Financial Statements                          F-8 -23

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of EXX INC


We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXX INC and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                             /s/ ROTHSTEIN, KASS & COMPANY, P.C.






Roseland, New Jersey
February 1, 2002

EXX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                           2001           2000
----------------------------------------------------------------------------------------------
ASSETS

Current assets
  Cash and cash equivalents                                       $  9,622,000    $  7,772,000
  Short-term investments                                                               599,000
  Accounts receivable, less allowances of
   $91,000 and $88,000 in 2001 and 2000, respectively                2,152,000       2,863,000
  Inventories                                                        2,620,000       2,995,000
  Other current assets                                                 246,000         356,000
  Refundable income taxes                                               21,000         152,000
  Deferred tax asset                                                   520,000         532,000
                                                                  ----------------------------

     Total current assets                                           15,181,000      15,269,000

Property and equipment, net                                          1,801,000       2,025,000

Other assets                                                           482,000         394,000
                                                                  ----------------------------

                                                                  $ 17,464,000    $ 17,688,000
                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Long-term debt, current portion                                 $     66,000    $     63,000
  Accounts payable and other current liabilities                     3,815,000       3,657,000
                                                                  ----------------------------

     Total current liabilities                                       3,881,000       3,720,000
                                                                  ----------------------------

Long-term liabilities
  Long-term debt, less current portion                               1,555,000       1,627,000
  Pension liability                                                    416,000         473,000
  Deferred tax liability                                               562,000         441,000
                                                                  ----------------------------

                                                                     2,533,000       2,541,000
                                                                  ----------------------------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, Class A, $.01 par value
   authorized 25,000,000 shares,
   issued 12,061,607 shares                                            121,000         121,000
  Common stock, Class B, $.01 par value
   authorized 1,000,000 shares,
   issued 624,953 shares                                                 6,000           6,000
  Capital in excess of par value                                     2,670,000       2,670,000
  Accumulated other comprehensive loss                                (275,000)       (312,000)
  Retained earnings                                                  9,311,000       9,230,000
  Less treasury stock, 1,229,600  and 403,800 shares of Class A common stock and 7,100 and 6,300 shares of Class B
   common stock, at cost, in 2001 and 2000, respectively              (783,000)       (288,000)
                                                                  ----------------------------
     Total stockholders' equity                                     11,050,000      11,427,000
                                                                  ----------------------------

                                                                  $ 17,464,000    $ 17,688,000
                                                                  ============================


See notes to consolidated financial statements.                F-3

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Years Ended December 31,                             2001              2000               1999
-------------------------------------------------------------------------------------------------
Net sales                                      $  18,382,000      $ 19,163,000       $ 21,158,000

Cost of sales                                     11,564,000        11,824,000         12,703,000
                                               --------------------------------------------------

Gross profit                                       6,818,000         7,339,000          8,455,000

Selling, general and
 administrative expenses                           4,439,000         5,212,000          5,047,000
                                               --------------------------------------------------

Operating income                                   2,379,000         2,127,000          3,408,000

Interest expense                                    (140,000)         (112,000)          (112,000)

Interest income                                      366,000           469,000            283,000

Other income                                          68,000            43,000             94,000

Equity in losses of Newcor, Inc.                  (1,679,000)         (598,000)          (863,000)
                                               --------------------------------------------------

Income before income taxes                           994,000         1,929,000          2,810,000

Income taxes                                         913,000           855,000          1,228,000
                                               --------------------------------------------------

Net income                                     $      81,000      $  1,074,000       $  1,582,000
                                               ==================================================

Net income per common share
 Basic                                         $        0.01      $       0.09       $       0.12
                                               ==================================================

 Diluted                                       $        0.01      $       0.08       $       0.12
                                               ==================================================

Weighted average shares outstanding
 Basic                                            11,939,000        12,616,000         12,749,000
                                               ==================================================

 Diluted                                          11,994,000        13,052,000         13,221,000
                                               ==================================================

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


================================================================================
Years Ended December 31, 2001 and 1999
--------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                                                Other
                                                                      Capital in        Comprehensive       Comprehensive
                                            Common Stock              Excess of            Income              Income
                                       Class A       Class B          Par Value            (Loss)              (Loss)
Balances,
 January 1, 1999                     $    177,000  $       9,000   $      3,844,000                         $    (206,000)

Purchase of treasury stock

Net income                                                                            $      1,582,000

Other comprehensive income,
 net of tax effect

    Minimum pension liability
     adjustment                                                                               (100,000)(a)       (100,000)
    Net unrealized loss on
     marketable securities                                                                    (440,000)(b)       (440,000)
                                                                                      -----------------

Total comprehensive income                                                            $      1,042,000
                                    ------------------------------------------------  =================     ---------------

Balances,
 December 31, 1999                        177,000          9,000          3,844,000                              (746,000)

Purchase of treasury stock

Retirement of treasury stock              (56,000)        (3,000)        (1,174,000)

Net income                                                                            $      1,074,000

Other comprehensive income,
 net of tax effect

    Minimum pension liability
     adjustment                                                                                 68,000 (a)         68,000
    Net unrealized gain on
     marketable securities                                                                     366,000 (b)        366,000
                                                                                      -----------------

Total comprehensive income                                                            $      1,508,000
                                    ------------------------------------------------  =================     ---------------

Balances,
 December 31, 2000                        121,000          6,000          2,670,000                              (312,000)

Purchase of treasury stock

Net income                                                                            $         81,000

Other comprehensive income,
 net of tax effect

    Minimum pension liability
     adjustment                                                                                 37,000 (a)         37,000
                                                                                      -----------------

Total comprehensive income                                                            $        118,000
                                    ------------------------------------------------  =================     ---------------

Balances,
 December 31, 2001                   $    121,000  $       6,000   $      2,670,000                         $    (275,000)
                                    ================================================                        ===============



                                        Retained        Treasury
                                        Earnings          Stock            Total
Balances,
 January 1, 1999                      $   6,574,000   $  (1,117,000)  $      9,281,000

Purchase of treasury stock                                 (116,000)          (116,000)

Net income                                1,582,000                          1,582,000

Other comprehensive income,
 net of tax effect

    Minimum pension liability
     adjustment                                                               (100,000)
    Net unrealized loss on
     marketable securities                                                    (440,000)

Total comprehensive income
                                    ---------------------------------------------------
Balances,
 December 31, 1999                        8,156,000      (1,233,000)        10,207,000

Purchase of treasury stock                                 (288,000)          (288,000)

Retirement of treasury stock                              1,233,000

Net income                                1,074,000                          1,074,000
Other comprehensive income,
 net of tax effect
    Minimum pension liability
     adjustment                                                                 68,000
    Net unrealized gain on
     marketable securities                                                     366,000


Total comprehensive income
                                    ---------------------------------------------------
Balances,
 December 31, 2000                        9,230,000        (288,000)        11,427,000

Purchase of treasury stock                                 (495,000)          (495,000)

Net income                                   81,000                             81,000

Other comprehensive income,
 net of tax effect

    Minimum pension liability
     adjustment                                                                 37,000

Total comprehensive income
                                    ---------------------------------------------------

Balances,
 December 31, 2001                    $   9,311,000   $    (783,000)  $     11,050,000
                                    ===================================================

(a) Minimum pension liability adjustment has been recorded net of tax effects of $19,000, $35,000 and $52,000, respectively, in 2001, 2000 and 1999.

(b) Net unrealized gain (loss) on marketable securities has been recorded net of tax effects (credit) of $189,000 and ($227,000), respectively, in 2000 and 1999.

See notes to consolidated financial statements.                              F-5

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Years Ended December 31,                                                2001               2000               1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                       $     81,000       $  1,074,000       $  1,582,000
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                       248,000            260,000            288,000
    Deferred income taxes                                               112,000            201,000            199,000
    Equity in losses of Newcor, Inc.                                  1,679,000            598,000            863,000
    Accrued interest income                                                                                   (30,000)
    Loss on sale of property and equipment                                                  11,000
    Increase (decrease) in cash and cash equivalents
    attributable to changes in operating assets and liabilities:
      Accounts receivable                                               711,000            494,000         (1,042,000)
      Inventories                                                       375,000             (4,000)           561,000
      Other current assets                                              110,000             (7,000)           (73,000)
      Refundable income taxes                                           131,000            (41,000)          (111,000)
      Other assets                                                      (88,000)           (19,000)           (97,000)
      Accounts payable and other current liabilities                    158,000           (331,000)          (345,000)
      Income taxes payable                                                                                   (285,000)
                                                                   --------------------------------------------------

Net cash provided by (used in) operating activities                   3,517,000          2,236,000          1,510,000
                                                                   --------------------------------------------------

Cash flows from investing activities
    Purchases of property and equipment                                 (24,000)           (77,000)          (227,000)
    Proceeds from sale of property and equipment                                           106,000
    Proceeds from maturities of short-term investments                  600,000          3,934,000
    Purchase of short-term investments                                                                     (1,125,000)
    Purchase of investments in Newcor                                (1,679,000)          (397,000)        (1,063,000)
                                                                   --------------------------------------------------

Net cash provided by (used in) investing activities                  (1,103,000)         3,566,000         (2,415,000)
                                                                   --------------------------------------------------
Cash flows from financing activities
    Payments on long-term debt                                          (69,000)           (57,000)           (47,000)
    Purchase of treasury stock                                         (495,000)          (288,000)          (116,000)
                                                                   --------------------------------------------------

Net cash provided by (used in) financing activities                    (564,000)          (345,000)          (163,000)
                                                                   --------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                                     1,850,000          5,457,000         (1,068,000)

Cash and cash equivalents, beginning of year                          7,772,000          2,315,000          3,383,000
                                                                   --------------------------------------------------

Cash and cash equivalents, end of year                             $  9,622,000       $  7,772,000       $  2,315,000
                                                                   ==================================================

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

=============================================================================================
Years Ended December 31,                               2001           2000           1999
---------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow
information, cash paid during the year for:
Interest                                            $   85,000     $   95,000    $     97,000
                                                    =========================================

Income taxes                                        $  670,000     $  951,000    $  1,425,000
                                                    =========================================

See notes to consolidated financial statement.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. Nature of operations

EXX INC and Subsidiaries (collectively the "Company") operate primarily in the mechanical equipment and toy industries. Operations in the mechanical equipment industry primarily involve the design, assembly and sale of capital goods, such as electric motors and cable pressurization equipment. The Company's mechanical equipment products are incorporated into customers' products or are used to maintain customers' equipment. Operations in the toy industry involve the design, assembly and distribution of consumer goods in the form of toys and kites, which are primarily imported from the Far East.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2001, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

The Company's short-term investments are comprised of readily marketable government debt securities and commercial paper with remaining maturities of more than 90 days at the time of purchase. These investments are classified as available for sale and are reported at their fair market value as provided for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

Advertising

Advertising costs are charged to operations as incurred and were $59,000, $67,000 and $86,000, for 2001, 2000 and 1999, respectively.

Research and Development Costs

Expenditures for research and development are charged to operations as incurred and were $193,000, $46,000 and $251,000 for 2001, 2000 and 1999, respectively.

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. Summary of significant accounting policies (continued)

Income Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Unexercised stock options to purchase 2,150,000 shares, 250,000 shares, and 250,000 shares of the Company's Class A Common Stock as of December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's Class A Common Stock.

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

Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.


3. Short-term investments

The Company's short-term investments consist of the following at December 31, 2000:


 Government securities                             $   300,000
 Other commercial paper                                300,000
 Unrealized loss                                        (1,000)
                                                  ------------

                                                   $   599,000
                                                  ============

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.   Investment in Newcor, Inc.

In July 2001, the Company purchased an additional 679,994 shares of Newcor Inc. ("Newcor") common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company's Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company's acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company's ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The change to the equity method is considered a change in reporting entity, requiring the Company to give retroactive effect to this change in all prior periods that Newcor stock was held. The consolidated financial statements for all periods prior to December 31, 2001 have been restated to give effect to this change. As of December 31, 2001, the Company owns approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company has reduced its investment (including subordinated notes) in Newcor to zero. At December 31, 2001, the aggregate fair market value of the investment in Newcor is approximately $570,000. In February 2002, Newcor Inc., filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Act.

The following table summarized the effects on the net income and net income per share of the Company as a result of the change in reporting entity due to the increased ownership percentage in Newcor:

Net Income                                         2000               1999
Net income, as previously reported             $  1,672,000     $   2,445,000

Equity in losses of Newcor                         (598,000)         (863,000)
                                               ------------------------------

Net income, as restated                        $  1,074,000     $   1,582,000
                                               ==============================

Net income per share - Basic

Net income per share, as
 previously reported                           $       0.13     $        0.19

Equity in losses of Newcor                            (0.04)            (0.07)
                                               ------------------------------

Net income per share, as restated              $       0.09     $        0.12
                                               ==============================

Net income per share - Diluted

Net income per share, as
 previously reported                           $       0.13     $        0.18

Equity in losses of Newcor                            (0.05)            (0.06)
                                               ------------------------------

Net income per share, as restated              $       0.08     $        0.12
                                               ==============================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.   Investment in Newcor, Inc. (continued)

The summarized financial information of Newcor is as follows:

December 31,                         2001             2000
Current assets                  $  37,865,000    $  52,897,000
Other assets                       91,879,000      136,415,000
                                ------------------------------

                                $ 129,744,000    $ 189,312,000
                                ==============================


Current liabilities             $ 163,215,000    $  38,487,000
Other liabilities                  16,971,000      144,017,000
Stockholders' equity              (50,442,000)       6,808,000
                                ------------------------------

                                $ 129,744,000    $ 189,312,000
                                ==============================

Years ended December 31,             2001             2000             1999
Net sales                       $ 177,342,000    $ 238,115,000    $ 258,430,000
Gross profit                       14,872,000       32,858,000       39,774,000
Net loss                          (57,250,000)      (6,582,000)     (11,580,000)

5.   Inventories

Inventories consist of the following at December 31, 2001 and 2000:

                                     2001            2000
Raw materials                   $     838,000    $     979,000
Work-in-progress                      164,000          214,000
Finished goods                      1,618,000        1,802,000
                                ------------------------------

                                $   2,620,000    $   2,995,000
                                ==============================

Inventories stated on the LIFO method amounted to $323,000 and $517,000 at December 31, 2001 and 2000, respectively, which amounts are below replacement cost by approximately $396,000 and $371,000, respectively.

During 2001, 2000, and 1999, net income was not materially affected as a result of using the LIFO method.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.   Property and equipment

Property and equipment consists of the following at December 31, 2001 and 2000:

                                             2001             2000
Land                                     $    41,000      $    41,000
Buildings and improvements,
 including $1,617,000 under
 a capital lease                           2,993,000        2,987,000
Machinery and equipment                    6,462,000        6,444,000
                                         ----------------------------

                                           9,496,000        9,472,000
Less accumulated depreciation
 and amortization, including
 $526,000 and $438,000 under a
 capital lease in 2001 and 2000,
 respectively                              7,695,000        7,447,000
                                         ----------------------------

                                         $ 1,801,000      $ 2,025,000
                                         ============================

7.   Other assets

Other assets consist of the following at December 31, 2001 and 2000:

                                              2001           2000
Notes receivable, less current portion   $    83,000      $    83,000
Prepaid pension                              399,000          311,000
                                         ----------------------------

                                         $   482,000      $   394,000
                                         ============================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8.   Long-term debt

Long-term debt at December 31, 2001 and 2000 is comprised of the following:

                                               2001            2000
   Note payable with monthly
   payments of approximately
   $4,000, including interest
   at 4%, through September
   2015, collateralized by
   substantially all of the
   assets of a subsidiary                  $    433,000   $    464,000

   Note payable with monthly
   payments of approximately
   $2,000, including interest
   at 4%, through December
   2023, collateralized by
   substantially all of the
   assets of a subsidiary                       382,000        393,000

   Capital lease obligation                     806,000        833,000
                                           ---------------------------
                                              1,621,000      1,690,000
   Less current portion                          66,000         63,000
                                           ---------------------------

                                           $  1,555,000   $  1,627,000
                                           ===========================

Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31,
        2002                                              $     66,000
        2003                                                    69,000
        2004                                                    76,000
        2005                                                    99,000
        2006                                                   104,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8.   Long-term debt (continued)

Aggregate minimum lease payments for the obligation under the capital lease in the years subsequent to December 31, 2001 are as follows:

  Year ending December 31,
     2002                                                 $    78,000
     2003                                                      78,000
     2004                                                      82,000
     2005                                                     101,000
     2006                                                     101,000
  Thereafter                                                  819,000
                                                          -----------

  Total minimum lease payments                              1,259,000
  Less amount representing interest                           453,000
                                                          -----------

  Present value of future minimum
  lease payments                                          $   806,000
                                                          ===========

9.   Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 2001 and 2000:

                                               2001            2000
Trade accounts payable                     $   852,000    $   958,000
Warranty                                       581,000        580,000
Payroll and related costs                    1,054,000        479,000
Royalties payable                              300,000        339,000
Commissions payable                            318,000        420,000
Product liability claim                        350,000        350,000
Other                                          360,000        531,000
                                           --------------------------

                                           $ 3,815,000    $ 3,657,000
                                           ==========================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

10.  Income taxes

The provision for income taxes consists of the following:

                                   2001           2000             1999

Current
   Federal                     $ 800,000       $ 654,000      $ 1,029,000

Deferred
   Federal                       113,000         201,000          199,000
                               ------------------------------------------

                               $ 913,000       $ 855,000      $ 1,228,000
                               ==========================================

Substantially all of the Company's taxable income was generated in states with no state or local income taxes.

The following reconciles the Federal statutory tax rate to the effective income tax rate:


                                              2001       2000        1999
                                                %          %           %
Federal statutory rate                        34.0       34.0        34.0
Change in valuation allowance                 57.4       10.5        10.4
Other                                          0.5       (0.2)       (0.7)
                                        ---------------------------------

Effective income tax rate                     91.9       44.3        43.7
                                        =================================


The net deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                         2001           2000
Deferred tax assets
   Allowance for doubtful accounts,
    warranty and notes receivable                  $    396,000    $   398,000
   Equity in loss of Newcor                           1,068,000        497,000
   Asset basis difference for inventories                80,000         83,000
   Pension obligations                                    7,000         62,000
   Other                                                 42,000         51,000
                                                   ---------------------------
                                                      1,593,000      1,091,000
   Valuation allowance                               (1,068,000)      (497,000)
                                                   ---------------------------

                                                   $    525,000    $   594,000
                                                   ===========================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

10. Income taxes (continued)

                                                         2001         2000

Deferred tax liabilities
   Accumulated DISC earnings                        $ (494,000)  $ (422,000)
   Asset basis difference for property
    and equipment                                       (5,000)     (13,000)
   Other                                               (68,000)     (68,000)
                                                    -----------------------
                                                      (567,000)    (503,000)
                                                    -----------------------

Deferred tax asset (liability), net                 $  (42,000)  $   91,000
                                                    =======================

The amounts are recorded in the consolidated balance sheets as follows:

                                             2001           2000

Deferred tax asset, current             $  520,000     $   532,000
Deferred tax liability                    (562,000)       (441,000)
                                        --------------------------

                                        $  (42,000)    $    91,000
                                        ==========================

11. Pension plans

The Company participates in two pension plans. One plan covers hourly employees under union contracts and provides for defined contributions based on annual hours worked. Pension expense for this plan was $31,000, $58,000 and $52,000 for 2001, 2000, and 1999, respectively.

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

Net periodic pension cost (benefit) for the Company-sponsored plan is as follows:

                                                2001        2000        1999

Interest cost on projected benefit
 obligation                                  $ 71,000   $  71,000    $ 71,000
Expected return on plan assets                (69,000)    (62,000)    (70,000)
Amortization of net gain (loss) on
 transition assets                             29,000      33,000      22,000
                                             --------------------------------

Net periodic pension cost                    $ 31,000   $  42,000    $ 23,000
                                             ================================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

11. Pension plans (continued)

The following table presents significant assumptions used:

                                       2001           2000          1999

Discount rate                           7%             7%            7%
Expected long-term rate
 of return on plan assets               8%             8%            8%


No adjustments for a rate of compensation increase have been factored into the plan due to the effective curtailment on benefits and participation.

The following table sets forth the changes in benefit obligations for the years ended December 31, 2001 and 2000 for the Company-sponsored defined benefit pension plan:

                                              2001              2000
Benefit obligation - beginning
 of year                                  $ 1,056,000      $ 1,068,000
Interest cost                                  71,000           71,000
Actuarial loss                                 28,000            1,000
Total benefits paid                           (86,000)         (84,000)
                                          ----------------------------

Benefit obligation - end of year          $ 1,069,000      $ 1,056,000
                                          ============================

The following table sets forth the change in plan assets for the years ended December 31, 2001 and 2000 for the Company-sponsored defined benefit pension plan:

                                              2001         2000

Fair value of plan assets -
 beginning of year                       $   894,000    $ 784,000
Actual return on plan assets                 124,000      134,000
Company contributions                        120,000       60,000
Benefits paid                                (86,000)     (84,000)
                                         ------------------------

Fair value of plan assets -
 end of year                             $ 1,052,000    $ 894,000
                                         ========================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. Pension plans (continued)

The funded status for the years ended December 31, 2001 and 2000 is as follows:

                                                2001              2000

Plan assets less projected
 benefit obligation                         $  (17,000)       $ (162,000)
Unrecognized actuarial net loss                416,000           473,000
Adjustment required to
 recognize minimum pension
 liability                                    (416,000)         (473,000)
                                           -----------------------------

Net amount recognized                       $  (17,000)       $ (162,000)
                                           =============================

Amounts recognized in the consolidated balance sheets consist of the following:


                                                 2001             2000

Prepaid benefit cost                        $  399,000        $  311,000
Accrued benefit liability                     (416,000)         (473,000)
                                           -----------------------------

Net amount recognized                       $  (17,000)       $ (162,000)
                                           =============================

12. Stock options

During 1994, the Company's Board of Directors adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 5,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. At December 31, 2001 and 2000, options to purchase 5,000,000 shares of Class A common stock were available for grant under the Plan.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12. Stock options (continued)

The status of the Company's stock options are summarized below:

                                                                       Weighted
                                                         Per Share      Average
                                       Other             Exercise      Exercise
                                      Options             Price         Price

Outstanding and exercisable
 at December 31, 2001, 2000
 and 1999                           2,250,000 (a)     $0.65 - $1.00      $0.74
                                   ==========

(a) Includes options to purchase 2,150,000 shares of Class A common stock and 100,000 shares of Class B common stock.

13. Commitments and contingencies

Leases

The Company leases office and plant facilities under operating leases on a month-to-month basis.

Rent expense for 2001, 2000 and 1999 amounted to $77,000, $94,000 and $113,000, respectively.

Royalty Agreements

The Company has licensing agreements relating to the sale of certain products. Under the terms of the agreements, the Company is required to pay royalties of between 6% to 12% on the net sales of the related products. In addition, certain agreements require advance payments or payments over the lives of the agreements.

Employment Agreement

The Company has an employment agreement with an officer, who is a principal stockholder, for a minimum annual salary of approximately $300,000, adjusted annually for increases in the Consumer Price Index, plus a bonus based on the Company's earnings. The agreement expires in 2004 and is renewable for an additional five years unless written notice of non-renewal is given by either party within 90 days prior to its expiration.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13. Commitments and contingencies (continued)

Litigation

The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14. Segment information

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

Operating segment information for 2001, 2000, and 1999 is summarized as follows:

                                                  Mechanical
                                  Toy             Equipment       Corporate   Consolidated

2001
 Net sales                    $ 7,472,000       $ 10,910,000    $         -   $ 18,382,000
                              ============================================================

 Operating income (loss)      $ 1,011,000       $  1,985,000    $  (617,000)  $  2,379,000
 Interest expense                (124,000)                          (16,000)      (140,000)
 Interest income                   63,000             34,000        269,000        366,000
 Other income                       4,000             64,000                        68,000
 Equity in losses of Newcor                                      (1,679,000)    (1,679,000)
                              ------------------------------------------------------------
 Income (loss) before
 income taxes (benefit)       $   954,000       $  2,083,000     (2,043,000)  $    994,000
                              ============================================================

 Assets                       $ 4,928,000          3,924,000      8,612,000     17,464,000
                              ============================================================
 Depreciation and
     amortization             $   148,000       $    100,000    $         -   $    248,000
                              ============================================================

 Capital expenditures         $         -       $     24,000    $         -   $     24,000
                              ============================================================

EXX INC AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

14. Segment information (continued)

                                                    Mechanical
                                      Toy           Equipment         Corporate         Consolidated
2000
  Net sales                      $ 7,248,000      $ 11,915,000      $          -        $ 19,163,000
                                 ===================================================================

  Operating income (loss)        $   732,000      $  2,197,000      $   (802,000)       $  2,127,000
  Interest expense                   (94,000)                            (18,000)           (112,000)
  Interest income                     28,000            53,000           388,000             469,000
  Other income                         5,000            38,000                                43,000
  Equity in losses of Newcor                                            (598,000)           (598,000)
                                 -------------------------------------------------------------------
  Income (loss) before
   income taxes (benefit)        $   671,000      $  2,288,000      $ (1,030,000)       $  1,929,000
                                 ===================================================================

  Assets                         $ 5,708,000      $  3,930,000      $  8,050,000        $ 17,688,000
                                 ===================================================================
  Depreciation and
   amortization                  $   166,000      $     94,000      $          -        $    260,000
                                 ===================================================================
   Capital expenditures          $         -      $     77,000      $          -        $     77,000
                                 ===================================================================

                                                    Mechanical
                                      Toy           Equipment         Corporate         Consolidated
1999
  Net sales                      $ 7,292,000      $ 13,866,000      $          -        $ 21,158,000
                                 ===================================================================

  Operating income (loss)        $   587,000      $  3,462,000      $   (641,000)       $  3,408,000
  Interest expense                   (96,000)                            (16,000)           (112,000)
  Interest income                     19,000            49,000           215,000             283,000
  Other income                        24,000            70,000                                94,000
  Equity in losses of Newcor                                            (863,000)           (863,000)
                                 -------------------------------------------------------------------
  Income (loss) before
   income taxes (benefit)        $   534,000      $  3,581,000      $ (1,305,000)       $  2,810,000
                                 ===================================================================

  Assets                         $ 6,015,000      $  3,428,000      $  7,343,000 (a)    $ 16,786,000
                                 ===================================================================
  Depreciation and
  amortization                   $   194,000      $     94,000      $          -        $    288,000
                                 ===================================================================
  Capital expenditures           $    33,000      $    194,000      $          -        $    227,000
                                 ===================================================================

(a) Corporate assets consist primarily of cash, short-term investments and long-term investments, as described in Note 2.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

14. Segment information (continued)

Net sales to countries outside of the United States for the years ended December 31, 2001, 2000 and 1999 were approximately $1,534,000, $2,073,000 and
$1,608,000, respectively, and were attributable primarily to sales from the Company's mechanical equipment segment. There were no significant sales to any individual country or region outside of the United States.

Net sales to one customer were approximately 33%, 25% and 20% for the years ended December 31, 2001, 2000 and 1999, respectively.

15. Selected quarterly results (unaudited)

                                   First            Second              Third            Fourth
                                  Quarter           Quarter            Quarter           Quarter
2001
   Net sales                   $ 4,978,000        $ 4,927,000        $ 4,900,000       $ 3,577,000
                               ===================================================================
   Gross profit                $ 1,514,000        $ 1,856,000        $ 1,694,000       $ 1,754,000
                               ===================================================================
   Net income                  $   391,000        $   485,000        $(1,167,000)      $   372,000
                               ===================================================================
   Income per common
    share and common
    share equivalent:
     Basic                            0.03               0.04              (0.10)             0.04
                               ===================================================================
     Dilutive                         0.03               0.04              (0.10)             0.04
                               ===================================================================

2000
   Net sales                   $ 5,420,000        $ 4,098,000        $ 4,490,000       $ 5,155,000
                               ===================================================================
   Gross profit                $ 2,162,000        $ 1,266,000        $ 1,413,000       $ 2,498,000
                               ===================================================================
   Net income                  $   757,000        $   279,000        $   222,000       $  (184,000)
                               ===================================================================
   Income per common
    share and common
    share equivalent:
     Basic                            0.06               0.02               0.02             (0.01)
                               ===================================================================
     Dilutive                         0.05               0.02               0.02             (0.01)
                               ===================================================================

EXX INC AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

================================================================================

   COLUMN A                                                Column B        Column C          Column D          Column E

                                                          Balance at      Additions -       Deductions         Balance
                                                          Beginning         Charged            from             at End
   DESCRIPTION                                            Of Period        to Income         Reserves         of Period
2001
  Reserve for bad debts and allowances                  $     88,000     $     3,000      $          -      $       91,000
                                                       ====================================================================

  Warranty                                              $    580,000     $     1,000      $          -      $      581,000
                                                       ====================================================================

  Reserve for dispositions of inventories               $    496,000     $         -      $      2,000      $      494,000
                                                       ====================================================================


2000
  Reserve for bad debts and allowances                  $     84,000     $     4,000      $          -      $       88,000
                                                       ====================================================================

  Warranty                                              $    587,000     $         -      $      7,000      $      580,000
                                                       ====================================================================

  Reserve for dispositions of inventories               $    592,000     $         -      $     96,000      $      496,000
                                                       ====================================================================


1999
  Reserve for bad debts and allowances                  $    208,000     $         -      $    124,000      $       84,000
                                                       ====================================================================

  Warranty                                              $    580,000     $   207,000      $    200,000      $      587,000
                                                       ====================================================================

  Reserve for dispositions of inventories               $    593,000     $         -      $      1,000      $      592,000
                                                       ====================================================================