Form 10-Q
period 2002-03-31
EXX INC/NV/
filed 2002-05-10
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
------  Exchange Act of 1934

For the quarterly period ended March 31, 2002 or
                               --------------

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________________ to _____________________

        Commission file number           1-5654
                               -------------------------------------------------

                                     EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Nevada                                          88-0325271
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                      Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada          89119-5263
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

Yes   X        NO _________
    ------

Number of shares of common stock outstanding as of March 31, 2002: 10,770,407
                                                                   ----------
Class A Shares and 617,853 Class B Shares.
                   -------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
-------  ---------------------------------

A. Consolidated Balance Sheets

ASSETS                                     March 31, 2002   December 31, 2001
                                           --------------   -----------------
                                             (unaudited)

CURRENT ASSETS:

Cash and cash equivalents                  $    8,258,000     $    9,622,000
Accounts receivable, less
    allowances of $181,000
    and $91,000                                 2,791,000          2,152,000

Inventories, at lower of cost or market:

Raw materials                                     408,000            838,000
Work in process                                    73,000            164,000
Finished goods                                  2,322,000          1,618,000
                                           --------------     --------------
                                                2,803,000          2,620,000

Other current assets                              304,000            267,000

Deferred income taxes                             520,000            520,000
                                           --------------     --------------

        TOTAL CURRENT ASSETS                   14,676,000         15,181,000

Property, plant and equipment, at cost:

Land                                               41,000             41,000
Buildings and improvements                      2,993,000          2,993,000
Machinery and equipment                         6,493,000          6,462,000
                                           --------------     --------------
                                                9,527,000          9,496,000

Less accumulated depreciation
    and amortization                            7,751,000          7,695,000
                                           --------------     --------------
                                                1,776,000          1,801,000

Other assets                                      348,000            482,000
                                           --------------     --------------

TOTALS                                     $   16,800,000     $   17,464,000
                                           ==============     ==============

See Notes to Consolidated  Financial Statements

  LIABILITIES                                                     March 31, 2002             December 31, 2001
  -----------                                                     --------------             -----------------
                                                                   (unaudited)

CURRENT LIABILITIES:
Long-term debt, current portion                                   $       64,000             $          66,000
Accounts payable and other
    current liabilities                                                3,116,000                     3,815,000
                                                                  --------------             -----------------

     TOTAL CURRENT LIABILITIES                                         3,180,000                     3,881,000
                                                                  --------------             -----------------

LONG-TERM LIABILITIES:

Long-term debt, less current portion                                   1,541,000                     1,555,000
Pension liability                                                        416,000                       416,000
Deferred tax liability                                                   562,000                       562,000
                                                                  --------------             -----------------
                                                                       2,519,000                     2,533,000
                                                                  --------------             -----------------


STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value,
    authorized 5,000,000 shares, none issued
    Common stock, Class A, $.01 par value
    authorized 25,000,000 shares,
    issued 12,061,607 shares                                             121,000                       121,000
    Common stock, Class B, $.01 par value
    authorized 1,000,000 shares;
    issued 624,953 shares                                                  6,000                         6,000
    Capital in excess of par value                                     2,670,000                     2,670,000
    Accumulated other comprehensive loss                                (275,000)                     (275,000)
    Retained earnings                                                  9,392,000                     9,311,000
    Less treasury stock 1,291,200 and 1,229,600 shares
    of Class A common stock and 7,100 and 7,100
    shares of Class B common stock,
    at cost, respectively                                               (813,000)                     (783,000)
                                                                  --------------             -----------------

TOTAL STOCKHOLDERS' EQUITY                                            11,101,000                    11,050,000
                                                                  --------------             -----------------

TOTALS                                                            $   16,800,000             $      17,464,000
                                                                  ==============             =================


See Notes to Consolidated  Financial Statements

B. Consolidated Statements of Operations (Unaudited)
                                                                        For the Three-Month Period Ended
                                                                        --------------------------------
                                                                  March 31, 2002                  March 31, 2001
                                                                  --------------                  --------------
Net sales                                                         $    3,789,000                  $    4,978,000

Cost of sales                                                          2,607,000                       3,464,000
                                                                  --------------                  --------------

Gross profits                                                          1,182,000                       1,514,000

Selling, general and
administrative expenses                                                1,077,000                         989,000
                                                                  --------------                  --------------

Operating income                                                         105,000                         525,000

Interest expense                                                         (44,000)                        (48,000)

Other income                                                              61,000                         115,000
                                                                  --------------                  --------------

Income before provision
    for income taxes                                                     122,000                         592,000


Provision for income taxes                                                41,000                         201,000
                                                                  --------------                  --------------

Net income                                                        $       81,000                  $      391,000
                                                                  ==============                  ==============


Net income per common share
Basic                                                             $          .01                  $          .03
                                                                  ==============                  ==============

Diluted                                                           $          .01                  $          .03
                                                                  ==============                  ==============


Weighted average shares outstanding
Basic                                                                 11,424,497                      12,254,681
                                                                  ==============                  ==============

Diluted                                                               11,485,532                      12,310,810
                                                                  ==============                  ==============

See Notes to Consolidated  Financial Statements

C.  Consolidated Statements of Cash Flow (Unaudited)

                                                           For the Three-Month Period Ended
                                                           --------------------------------
                                                         March 31, 2002       March 31, 2001
                                                         --------------       --------------
Operating activities:
Net income                                               $       81,000       $      391,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Depreciation and Amortization                                56,000               61,000
    Provision for bad debts                                      90,000                1,000
    Increase (decrease) in cash attributable to changes
    in operating assets and liabilities:
      Accounts receivable                                      (729,000)            (292,000)
      Inventories                                              (183,000)               1,000
      Other current assets                                      (37,000)              61,000
      Other assets                                              134,000              (33,000)
      Refundable income taxes                                        --              152,000
      Accounts payable and other
       current liabilities                                     (699,000)            (105,000)
                                                         --------------       --------------

Net cash provided by (used in) operating activities          (1,287,000)             237,000
                                                         --------------       --------------

Cash flows from investing activities:
    Purchase and sale of property and equipment (net)           (31,000)                  --
                                                         --------------       --------------

Net cash provided by (used in) investing activities             (31,000)                  --
                                                         --------------       --------------

Cash flows from financing activities:
    Payments on notes payable                                   (16,000)             (18,000)
    Purchases of treasury stock                                 (30,000)             (29,000)
                                                         --------------       --------------
Net cash used in financing activities                           (46,000)             (47,000)
                                                         --------------       --------------

Net increase (decrease) in cash and cash equivalents         (1,364,000)             190,000

Cash and cash equivalents,
    beginning of period                                       9,622,000            7,772,000
                                                         --------------       --------------

Cash and cash equivalents,
    end of period                                        $    8,258,000       $    7,962,000
                                                         ==============       ==============

See Notes to Consolidated Financial Statements

                                                      For the Three-Month Period Ended
                                                      --------------------------------
                                                    March 31, 2002       March 31, 2001
                                                    --------------       --------------
Supplemental disclosure of cash flow information:

Cash paid during the period for:
    Interest                                        $       44,000       $       48,000
                                                    --------------       --------------

    Income taxes                                    $           --       $        2,000
                                                    --------------       --------------

See Notes to Consolidated Financial Statements

D.  Notes to Consolidated Financial Statements

Note 1: The unaudited financial statements as of March 31, 2002 and 2001 reflect
------
all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2: Investment in Newcor, Inc.
------  --------------------------

        In July 2001, the company purchased an additional 679,994 shares of Newcor, Inc. ("Newcor") common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company's Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company's acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company's ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18. "The Equity method of Accounting for investments in Common Stock". The change to the equity method is considered a change in reporting entity, requiring the Company to give retroactive effect to this change in all prior periods that Newcor stock was held. The consolidated financial statements for all periods prior to December 31, 2001 have been restated to give effect to this change. As of March 31, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company at December 31, 2001, reduced its prior investment (including subordinated notes) in Newcor to zero. On February 25, 2002, Newcor, Inc., filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Act.

Note 3: Earnings per share
------  ------------------

        The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended March 31, 2002 and March 31, 2001 these additional shares amounted to 61,035 and 56,129 respectively.

See Notes to Consolidated Financial Statements

Note 4: Long-Term Debt
------  --------------

        Long-Term debt represents obligations of the Handi-Pac subsidiary as follows:


                                                  March 31, 2002
                                                  --------------

        Notes Payable - SBA Loans                 $      804,000
        Capital Lease payable                            801,000
                                                  --------------
                                                       1,605,000

        Current Portion of Long-Term Debt                 64,000
                                                  --------------

                                                  $    1,541,000
                                                  ==============

        As of March 31, 2002, there was no other long-term debt for the other subsidiaries.

Note 5: The following information is reported as required for industry segment
------
disclosure.

                                    Three Months Ended March 31, 2002
                                    ---------------------------------

                           Mechanical
                           Equipment        Toy            Corp.       Consolidated
                           ---------        ---            -----       ------------
Sales                     $ 1,791,000    $ 1,998,000    $        --    $  3,789,000
                          ===========    ===========    ===========    ============

Operating income (loss)   $   (68,000)   $   372,000    $  (199,000)   $    105,000

Interest expense                   --        (22,000)       (22,000)        (44,000)
Interest income                 5,000             --         39,000          44,000
Other income                   15,000          2,000             --          17,000
                          -----------    -----------    -----------    ------------
Income (loss) before
Income taxes              $   (48,000)   $   352,000    $  (182,000)   $    122,000
                          ===========    ===========    ===========    ============

                                    Three Months Ended March 31, 2001
                                    ---------------------------------

                           Mechanical
                           Equipment        Toy            Corp.       Consolidated
                           ---------        ---            -----       ------------
Sales                     $ 2,840,000    $ 2,138,000    $        --    $  4,978,000
                          ===========    ===========    ===========    ============

Operating income (loss)   $   346,000    $   320,000    $  (141,000)   $    525,000

Interest expense                   --        (23,000)       (25,000)        (48,000)
Interest income                 6,000             --         93,000          99,000
Other income                   11,000          5,000             --          16,000
                          -----------    -----------    -----------    ------------
Income (loss) before
Income taxes              $   363,000    $   302,000    $   (73,000)   $    592,000
                          ===========    ===========    ===========    ============

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

      A.   Results of Operations
           ---------------------

           Sales for the first quarter of 2002 were $3,789,000 compared to $4,978,000 in 2001, a 24% decrease. The Mechanical Equipment Group had total sales of $1,791,000, which was a decrease of $1,049,000 or 37% less than the prior year's $2,840,000. The Toy Segment reflected a sales decrease of 7% to $1,998,000 from $2,138,000 in 2001.

           Gross profits for the first quarter 2002 totaled $1,182,000 compared to $1,514,000 for the comparable period in 2001. Gross profits in the Mechanical Equipment group decreased 54% between the periods. The Toy group accounted for a 17% increase in gross profits between the periods. Gross profits as a percentage of sales increased 1% overall because of the slightly increased sales gross margin earned by the Toy group.

           First quarter sales of the Mechanical equipment group reflect the negative impact of the economy and the ensuing substantial reduction in business in both the Motor and Telecommunications areas which continue to be adversely affected by this situation. Management continues to attempt to increase market penetration and customer base in this extremely challenging environment.

           The Toy Group's first quarter sales also reflect a reduction, albeit smaller than the Mechanical equipment group. While the operating income of the Toy Group increased from last year, this was the result of management's continuing stringent controls in the SG&A area and not from the business climate.

           Operating income was $105,000 in the first quarter of 2002 compared to an operating income of $525,000 during the first quarter of 2001. The decrease in operating income was due primarily to the reduction in sales of the Mechanical Equipment Group discussed above.

           Interest expense was $44,000, compared to $48,000 the same period last year.

           The net income for the first quarter of 2002 was $81,000 or 1 cent per share (basic and diluted) compared to a net income of $391,000 or 3 cents per share (basic and diluted) in the comparable period of 2001.

       B.  Liquidity and Capital Resources
           -------------------------------

           For the three months ended March 31, 2002, the Company utilized $1,287,000 in operating activities as compared to generating $237,000 in the corresponding period of the preceding year. For the three months ended March 31, 2002, the Company utilized $31,000 in its investment activities principally for the purchase of equipment. In the corresponding period of the preceding year, the Company did not utilize funds for investing activities . Cash flows totaling $46,000 were used in financing activities during the three months ended March 31, 2002 principally for the purchase of treasury stock, compared to $47,000 for the three months ended March 31, 2001 principally for the purchase of treasury stock.

           At March 31, 2002, the Company had working capital of approximately $11,496,000 and a current ratio of 4.6 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $804,000 of long-term debt outstanding with the SBA. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.

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

Date:  May 10, 2002