Form 10-Q
period 2002-06-30
EXX INC/NV/
filed 2002-08-13
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

For the quarterly period ended June 30, 2002 or
                               -------------

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

For the transition period from                   to
                               -----------------    ----------------------------

      Commission file number 1-5654
                             ---------------------------------------------------

                                     EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                         88-0325271
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                         Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada      89119-5263
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

Number of shares of common stock outstanding as of June 30, 2002:
10,624,207 Class A Shares and 617,853 Class B Shares.
----------                    -------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

A. Consolidated Balance Sheets



ASSETS                                               June 30, 2002    December 31, 2001
------                                               -------------    -----------------
                                                      (unaudited)
CURRENT ASSETS:
Cash and cash equivalents ........................  $ 8,964,000         $ 9,622,000
Accounts receivable, less
    allowances of $91,000
    and $91,000 ..................................    2,626,000           2,152,000
Inventories, at lower of cost or market:
Raw materials ....................................      359,000             838,000
Work in process ..................................       41,000             164,000
Finished goods ...................................    2,320,000           1,618,000
                                                    -----------         -----------
                                                      2,720,000           2,620,000
Other current assets .............................      310,000             267,000
Deferred income taxes ............................      520,000             520,000
                                                    -----------         -----------
        TOTAL CURRENT ASSETS                         15,140,000          15,181,000
Property, plant and equipment, at cost:
Land .............................................       41,000              41,000
Buildings and improvements .......................    2,993,000           2,993,000
Machinery and equipment ..........................    6,487,000           6,462,000
                                                    -----------         -----------
                                                      9,521,000           9,496,000
Less accumulated depreciation
    and amortization .............................    7,805,000           7,695,000
                                                    -----------         -----------
                                                      1,716,000           1,801,000
Other assets .....................................      245,000             482,000
                                                    -----------         -----------
TOTALS ...........................................  $17,101,000         $17,464,000
                                                    ===========         ===========


See Notes to Consolidated Financial Statements


 LIABILITIES                                        June 30, 2002     December 31, 2001
 -----------                                        -------------     -----------------
                                                    (unaudited)

CURRENT LIABILITIES:
Long-term debt, current portion ..................  $    64,000         $    66,000
Accounts payable and other
    current liabilities ..........................    3,290,000           3,815,000
                                                    -----------         -----------
TOTAL CURRENT LIABILITIES ........................    3,354,000           3,881,000
                                                    -----------         -----------
LONG-TERM LIABILITIES:
Long-term debt, less current portion .............    1,524,000           1,555,000
Pension Liability ................................      416,000             416,000
Deferred tax liability ...........................      562,000             562,000
                                                    -----------         -----------
                                                      2,502,000           2,533,000
                                                    -----------         -----------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
    authorized 5,000,000 shares, none issued
    Common stock, Class A $.01 par value
    authorized 25,000,000 shares,
    issued 12,061,607 shares .....................      121,000             121,000
    Common stock, Class B $.01 par value
    authorized 1,000,000 shares,
    624,953  shares issued .......................        6,000               6,000
    Capital in excess of par value ...............    2,670,000           2,670,000
    Accumulated other comprehensive loss .........     (275,000)           (275,000)
    Retained earnings ............................    9,609,000           9,311,000
    Less Treasury Stock 1,437,400 and 1,229,600
    shares of Class A Common Stock and 7,100
    and 7,100 shares of Class B Common Stock,
    at cost, respectively ........................     (886,000)           (783,000)
                                                    -----------         -----------
TOTAL STOCKHOLDERS' EQUITY .......................   11,245,000          11,050,000
                                                    -----------         -----------
TOTALS ...........................................  $17,101,000         $17,464,000
                                                    ===========         ===========


See Notes to Consolidated Financial Statements

B. Consolidated Statements of Operations (Unaudited)



                                        For the Three-Month Period Ended           For the Six-Month Period Ended
                                        ---------------------------------          ------------------------------
                                        June 30, 2002       June 30, 2001          June 30, 2002    June 30, 2001
                                        -------------       -------------          -------------    -------------
Net sales ............................  $ 4,206,000          $ 4,927,000           $ 7,995,000      $ 9,905,000
Cost of sales ........................    2,788,000            3,071,000             5,395,000        6,535,000
                                        ----------           -----------           -----------      -----------
Gross profit .........................    1,418,000            1,856,000             2,600,000        3,370,000
Selling, general and
administrative expenses ..............    1,105,000            1,220,000             2,182,000        2,209,000
                                        ----------           -----------           -----------      -----------
Operating income .....................      313,000             636,000                418,000        1,161,000
Interest expense .....................      (22,000)             (23,000)              (66,000)         (71,000)

Other income .........................       39,000              122,000               100,000          237,000
                                        ----------           -----------           -----------      -----------
Income before provision
    for income taxes .................      330,000              735,000               452,000        1,327,000
Provision for income taxes ...........      113,000              250,000               154,000          451,000
                                        -----------          -----------           -----------      -----------
Net income ...........................  $   217,000          $   485,000           $   298,000      $   876,000
                                        ===========          ===========           ===========      ===========
Net income per common share
Basic ................................  $       .02          $       .04           $       .03      $       .07
                                        ===========          ===========           ===========      ===========
Diluted ..............................  $       .02          $       .04           $       .03      $       .07
                                        ===========          ===========           ===========      ===========
Weighted average shares outstanding
Basic ................................   11,340,056           12,114,874            11,382,043       12,184,391
                                        ===========          ===========           ===========      ===========
Diluted ..............................   11,389,863           12,173,993            11,439,027       12,241,907
                                        ===========          ===========           ===========      ===========


See Notes to Consolidated Financial Statements

C.  Consolidated Statements of Cash Flow (Unaudited)



                                                                   For the Six-Month Period Ended
                                                                  --------------------------------
                                                                  June 30, 2002      June 30, 2001
                                                                  -------------      -------------

Operating activities:
Net income .....................................................  $  298,000         $  876,000
Adjustments to reconcile net income  to net cash
provided by (used in) operating activities:
    Depreciation and amortization ..............................     110,000            121,000
    Provision for bad debts ....................................       -                  2,000
    Deferred tax liability .....................................       -                (32,000)
    Increase (decrease) in cash attributable to changes
    in operating assets and liabilities:
      Accounts receivable ......................................    (474,000)           110,000
      Inventories ..............................................    (100,000)           126,000
      Other current assets .....................................     (43,000)            97,000
      Other assets .............................................     237,000            (20,000)
      Refundable income taxes ..................................       -                152,000
      Deferred income taxes ....................................       -                 34,000
      Accounts payable and other
         current liabilities ...................................    (525,000)            44,000
                                                                  ----------         ----------
Net cash provided by (used in) operating activities ............    (497,000)         1,510,000
                                                                  ----------         ----------
Cash flows from investing activities
    Purchase and sale of property and equipment (net) ..........     (25,000)            (4,000)
    Proceeds from sale of Short-Term investments ...............       -                298,000
                                                                  ----------         ----------
Net cash provided by (used in) investing activities ............     (25,000)           294,000
                                                                  ----------         ----------
Cash flows from financing activities
    Payments on notes payable ..................................     (33,000)           (36,000)
    Purchases of treasury stock ................................    (103,000)          (235,000)
                                                                  -----------        ----------
Net cash used in financing activities ..........................    (136,000)          (271,000)
                                                                  -----------        ----------
Net increase (decrease) in cash and cash equivalents ...........    (658,000)         1,533,000
Cash and cash equivalents,
    beginning of period ........................................   9,622,000          7,772,000
                                                                  ----------         ----------
Cash and cash equivalents,
    end of period ..............................................  $8,964,000         $9,305,000
                                                                  ==========         ==========


See Notes to Consolidated Financial Statements



                                                              For the Six-Month Period Ended
                                                              ------------------------------
                                                              June 30, 2002    June 30, 2001
                                                              -------------    -------------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest ...............................................     $66,000          $ 71,000
                                                                 -------          --------
    Income taxes ...........................................     $82,000          $104,000
                                                                 -------          --------


See Notes to Consolidated Financial Statements

D.  Notes to Consolidated Financial Statements

Note 1: The unaudited financial statements as of June 30, 2002 and 2001 reflect
-------
all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2: Investment in Newcor, Inc.
------- --------------------------

     In July 2001, the company purchased an additional 679,994 shares of Newcor, Inc. ("Newcor") common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company's Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company's acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company's ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18. "The Equity Method of Accounting for Investments in Common Stock". The change to the equity method is considered a change in reporting entity, requiring the Company to give retroactive effect to this change in all prior periods that Newcor stock was held. The consolidated financial statements for all periods prior to December 31, 2001 have been restated to give effect to this change. As of June 30, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company at December 31, 2001, reduced its prior investment (including subordinated notes) in Newcor to zero. On February 25, 2002, Newcor, Inc., filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Act.

Note 3: Earnings per share
------- ------------------

     The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months and six months ended June 30, 2002, these additional shares amounted to 49,807 and 56,984 respectively. For the three months and six months ended June 30, 2001, these additional shares amounted to 59,119 and 57,516 respectively.

Note 4: Long-Term Debt
------- --------------

     Long-Term debt represents obligations of the Handi-Pac subsidiary as follows:


                                       June 30, 2002
                                       -------------

Notes payable - SBA Loans ............  $  793,000
Capital lease payable ................     795,000
                                        ----------
                                         1,588,000

Current Portion of Long-Term debt ....     (64,000)
                                        ----------
                                        $1,524,000
                                        ==========


     As of June 30, 2002, there was no other bank debt for the other subsidiaries except as noted above.

Note 5: The following information is reported as required for industry segment
------- ----------------------------------------------------------------------
        disclosure.
        -----------


                                               Three Months Ended June 30, 2002
                                ------------------------------------------------------------
                                Mechanical
                                Equipment          Toy           Corporate      Consolidated
                                ----------      ----------       ---------      ------------

Sales ......................... $2,129,000      $2,077,000       $      -       $4,206,000
                                ==========      ==========       =========      ==========
Operating income (loss) ....... $  142,000      $  291,000       $(120,000)     $  313,000
Interest expense ..............         -          (22,000)             -          (22,000)
Interest income ...............      3,000              -           24,000          27,000
Other income ..................      7,000           2,000           3,000          12,000
                                ----------      ----------       ---------      ----------
Income (loss) before
Income taxes (benefit) ........ $  152,000      $  271,000       $ (93,000)     $  330,000
                                ==========      ==========       =========      ==========

                                                 Six Months Ended June 30, 2002
                                ------------------------------------------------------------
                                 Mechanical
                                 Equipment          Toy          Corporate      Consolidated
                                ----------      ----------       ---------      ------------

Sales ......................... $3,920,000      $4,075,000       $      -       $7,995,000
                                ==========      ==========       =========      ==========
Operating income (loss) ....... $   74,000      $  663,000       $(319,000)     $  418,000
Interest expense ..............         -          (44,000)        (22,000)        (66,000)
Interest income ...............      8,000              -           63,000          71,000
Other income ..................     22,000           4,000           3,000          29,000
                                ----------      ----------       ---------      ----------
Income (loss) before
Income taxes (benefit) ........ $  104,000      $  623,000       $(275,000)     $  452,000
                                ==========      ==========       =========      ==========


                                               Three Months Ended June 30, 2001
                                ------------------------------------------------------------
                                 Mechanical
                                 Equipment          Toy          Corporate      Consolidated
                                ----------      ----------       ---------      ------------
Sales ......................... $3,239,000      $1,688,000       $      -       $4,927,000
                                ==========      ==========       =========      ==========

Operating income (loss) ....... $  642,000      $  130,000       $(136,000)     $  636,000

Interest expense ..............         -          (23,000)             -          (23,000)
Interest income ...............      5,000              -           80,000          85,000
Other income ..................     21,000          16,000              -           37,000
                                ----------      ----------       ---------      ----------
Income (loss) before
Income taxes (benefit) ........ $  668,000      $  123,000       $ (56,000)     $  735,000
                                ==========      ==========       =========      ==========

                                                Six Months Ended June 30, 2001
                                ------------------------------------------------------------
                                 Mechanical
                                 Equipment          Toy          Corporate      Consolidated
                                ----------      ----------       ---------      ------------
Sales ......................... $6,079,000      $3,826,000       $      -       $9,905,000
                                ==========      ==========       ==========     ==========
Operating income (loss) ....... $  988,000      $  450,000       $(277,000)     $1,161,000
Interest expense ..............         -          (46,000)        (25,000)        (71,000)
Interest income ...............     11,000              -          173,000         184,000
Other income ..................     32,000          21,000              -           53,000
                                ----------      ----------       ----------     ----------
Income (loss) before
income taxes (benefit) ........ $1,031,000      $  425,000       $(129,000)     $1,327,000
                                ==========      ==========       ===========    ==========

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
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

     A. Results of Operations
        ---------------------

     Sales for the second quarter of 2002 were $4,206,000 compared to $4,927,000 in 2001. For the six month period, 2002 sales were $7,995,000 compared to $9,905,000 in 2001, a 19% decrease. The Mechanical equipment group's second quarter sales totaled $2,129,000 compared to $3,239,000 in 2001, while the six month sales totaled $3,920,000 compared to $6,079,000 in 2001, a 35% decrease. The Toy segment's second quarter sales totaled $2,077,000 compared to $1,688,000 in 2001, while the six month 2002 sales totaled $4,075,000 compared to $3,826,000 in 2001.

     Gross profit for the second quarter 2002 totaled $1,418,000 compared to $1,856,000 in 2001. For the six month period, 2002 gross profit was $2,600,000 compared to $3,370,000 in 2001. The Mechanical Equipment Group's gross profits declined for the comparable three month and six month periods while the Toy Division increased its gross profits for both the three and six month comparable periods.

     Second quarter Mechanical Equipment Group sales continue to reflect noticeably reduced demand for its products with the Telecommunications area experiencing the brunt of these reductions. Management continues to explore the marketplace seeking all available opportunities and working with existing and potential customers to obtain additional business.

     While second quarter 2002 Toy sales have increased from the prior year and the six months totals also reflect an increase from the prior year, management continues to believe the numbers represent repositioning and build-up of customers' inventories at the present time. The economy and toy industry statistics provide no other explanation.

     Operating income was $313,000 for the second quarter 2002 compared to operating income of $636,000 in 2001. For the six months, operating income was $418,000 compared to operating income of $1,161,000 in 2001.

     Interest expense was $22,000 for the second quarter 2002 compared to $23,000 in the same period last year. For the six months, interest expense was $66,000 compared to $71,000 for 2001.

     The net income for the second quarter of 2002 was $217,000 or 2 cents per share (basic and diluted) compared to net income of $485,000 or 4 cents per share (basic and diluted) in the comparable period of 2001. On a six months basis, the net income was $298,000 or 3 cents per share (basic and diluted) compared to net income of $876,000 or 7 cents per share (basic and diluted) for the 2001 period.

     B. Liquidity and Capital Resources
        -------------------------------

     For the six months ended June 30, 2002, the Company used $497,000 in operating activities and was provided with $1,510,000 in the corresponding period of the preceding year. For the six months ended June 30, 2002, the Company utilized $25,000 in its investment activities, principally for the purchase of equipment. In the corresponding period of the preceding year, the Company was provided with $294,000 for investing activities, principally from the sale of short term investments. Cash used in financing activities during the six months ended June 30, 2002 totaling $136,000 relates, to note repayments and purchase of Treasury Stock as compared to $271,000 in the prior period ended June 30, 2001 which related to note repayments and purchase of Treasury stock.

     At June 30, 2002, the Company had working capital of approximately $11,786,000 and a current ratio of 4.5 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $793,000 of long-term debt outstanding with the SBA. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a)  The Annual Meeting of Shareholders was held on May 28, 2002.

(b)(c)   (1) The proposal to re-elect the one Class A director was passed by a vote of 10,096,151 shares in favor and 115,558 shares abstaining.

         (2) The proposal to re-elect the three Class B directors was passed by a vote of 582,261 shares in favor and 11,417 shares abstaining.

         (3) There were no other proposals made at this meeting.


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

Date:     August 13, 2002