Form 10-Q
period 2002-09-30
EXX INC/NV/
filed 2002-11-12
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or
                               ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------------

        Commission file number           1-5654
                               ------------------------------------------------

                                     EXX INC
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Nevada                                            88-0325271
-----------------------------            --------------------------------------
(State or Other Jurisdiction of                    (IRS Employer
Incorporation or Organization)                    Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada             89119-5263
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

Yes  [X]        NO   [_]

Number of shares of common stock outstanding as of September 30, 2002:
10,447,807 Class A Shares and 613,353 Class B Shares.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------   ---------------------------------

A. Balance Sheets



ASSETS                                     September 30, 2002    December 31, 2001
------                                     -------------------   -----------------
                                               (unaudited)
CURRENT ASSETS:


Cash and cash equivalents                    $ 9,289,000           $ 9,622,000
Accounts receivable, less
  allowances of $91,000 and $91,000            2,580,000             2,152,000

Inventories, at lower of cost or market:

Raw materials                                    340,000               838,000
Work in process                                   40,000               164,000
Finished goods                                 2,295,000             1,618,000
                                             -----------           -----------
                                               2,675,000             2,620,000

Other current assets                             642,000               267,000
Deferred income taxes                            520,000               520,000
                                             -----------           -----------

        TOTAL CURRENT ASSETS                  15,706,000            15,181,000

Property, plant and equipment, at cost:

Land                                              41,000                41,000
Buildings and improvements                     2,993,000             2,993,000
Machinery and equipment                        6,489,000             6,462,000
                                             -----------           -----------
                                               9,523,000             9,496,000

Less accumulated depreciation and
  amortization                                 7,855,000             7,695,000
                                             -----------           -----------
                                               1,668,000             1,801,000


Other assets                                     816,000               482,000
                                             -----------           -----------

TOTALS                                       $18,190,000           $17,464,000
                                             ===========           ===========



See Notes to Consolidated Financial Statements



LIABILITIES                                    September 30, 2002  December 31, 2001
-----------                                    ------------------  -----------------
                                                    (unaudited)
CURRENT LIABILITIES:

Long-term debt, current portion                   $    64,000         $    66,000
Accounts payable and other
  current liabilities                               4,266,000           3,815,000
                                                  -----------         -----------


TOTAL CURRENT LIABILITIES                           4,330,000           3,881,000
                                                  -----------         -----------

LONG-TERM LIABILITIES:

Long-term debt, less current portion                1,508,000           1,555,000
Pension liability                                     416,000             416,000
Deferred tax liability                                562,000             562,000
                                                  -----------         -----------
                                                    2,486,000           2,533,000
                                                  -----------         -----------


STOCKHOLDERS' EQUITY
--------------------

Preferred stock, $.01 par value;
  authorized 5,000,000 shares, none issued
Common stock, Class A $.01 par value
  authorized 25,000,000 shares,
  issued 12,061,607 shares                            121,000             121,000
Common stock, Class B $.01 par value
  authorized 1,000,000 shares;
  624,953 shares issued                                 6,000               6,000
Capital in excess of par value                      2,670,000           2,670,000
Accumulated other comprehensive loss                 (275,000)           (275,000)
Retained earnings                                   9,816,000           9,311,000
Less Treasury Stock 1,613,800 and 1,229,600
  shares of Class A Common Stock and 11,600
  and 7,100 shares of Class B Common Stock,
  at cost, respectively                              (964,000)           (783,000)
                                                  -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                         11,374,000          11,050,000
                                                  -----------         -----------

TOTALS                                            $18,190,000         $17,464,000
                                                  ===========         ===========






See Notes to Consolidated Financial Statements

B. Consolidated Statements of Operations (Unaudited)



                                       For the Three-Month Period Ended            For the Nine-Month Period Ended
                                    ---------------------------------------    ---------------------------------------
                                    September 30, 2002   September 30, 2001    September 30, 2002   September 30, 2001
                                    ------------------   ------------------    ------------------   ------------------
Net sales                               $  4,208,000       $  4,900,000           $ 12,203,000        $ 14,805,000

Cost of sales                              2,796,000          3,206,000              8,191,000           9,741,000
                                        ------------       ------------           ------------        ------------

Gross profit                               1,412,000          1,694,000              4,012,000           5,064,000

Selling, general and administrative
  expenses                                 1,116,000            976,000              3,298,000           3,185,000
                                        ------------       ------------           ------------        ------------

Operating income                             296,000            718,000                714,000           1,879,000

Interest expense                             (22,000)           (23,000)               (88,000)            (94,000)

Other income                                  39,000             83,000                139,000             320,000


Equity in losses of Newcor, Inc.                  --         (1,680,000)                    --          (1,680,000)
                                        ------------       ------------           ------------        ------------

Income (loss) before provision
  for income taxes                           313,000           (902,000)               765,000             425,000


Provision for income taxes                   106,000            265,000                260,000             716,000
                                        ------------       ------------           ------------        ------------


Net income (loss)                            207,000         (1,167,000)               505,000            (291,000)
                                        ============       ============           ============        ============

Net income (loss) per
  common share

Basic                                   $        .02       $       (.10)          $        .04        $       (.02)
                                        ============       ============           ============        ============

Diluted                                 $        .02       $       (.10)          $         04        $       (.02)
                                        ============       ============           ============        ============



Weighted average shares outstanding

Basic                                     11,131,359         11,801,601             11,297,563          12,055,413
                                        ============       ============           ============        ============

Diluted                                   11,157,073         11,801,601             11,348,417          12,055,413
                                        ============       ============           ============        ============



See Notes to Consolidated Financial Statements

C.  Consolidated Statements of Cash Flow (Unaudited)




                                                                 For the Nine-Month Period Ended
                                                             ---------------------------------------
                                                             September 30, 2002   September 30, 2001
                                                             ------------------   ------------------
Operating activities:

Net income (loss)                                            $    505,000            $   (291,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

  Depreciation and Amortization                                   160,000                 183,000
  Equity in losses of Newcor, Inc.                                  --                  1,680,000
  Increase (decrease) in cash attributable to changes
  in operating assets and liabilities:
    Accounts receivable                                          (428,000)               (207,000)
    Inventories                                                   (55,000)                750,000
    Other current assets                                         (375,000)                154,000
    Other assets                                                 (334,000)                (19,000)
    Refundable income taxes                                         --                    152,000
    Accounts payable and other
      current liabilities                                         451,000                  68,000
                                                             ------------            ------------

Net cash provided by (used in) operating activities               (76,000)              2,470,000
                                                             -------------           ------------

Cash flows from investing activities:

  Purchase of property and equipment                              (27,000)                (15,000)
  Proceeds from sale of short-term investments                      --                    599,000
  Purchase of investments and advances in Newcor, Inc.              --                 (1,680,000)
                                                             ------------           -------------

Net cash used in investing activities                             (27,000)             (1,096,000)
                                                             -------------          -------------

Cash flows from financing activities

  Payments on long-term debt                                      (49,000)                (53,000)
  Purchases of Treasury Stock                                    (181,000)               (377,000)
                                                             -------------          -------------

Net cash used in financing activities                            (230,000)               (430,000)
                                                             -------------          -------------

Net increase (decrease) in cash and cash equivalents             (333,000)                944,000

Cash and cash equivalents, beginning of period                  9,622,000               7,772,000
                                                             ------------            ------------

Cash and cash equivalents, end of period                     $  9,289,000            $  8,716,000
                                                             ============            ============


See Notes to Consolidated Financial Statements



                                                      For the Nine-Month Period Ended
                                                  ---------------------------------------
                                                  September 30, 2002   September 30, 2001
                                                  ------------------   ------------------
Supplemental disclosure of cash flow
  information:

Cash paid during the period for:

  Interest                                             $ 88,000            $ 94,000
                                                       --------            --------

  Income taxes                                         $ 87,000            $391,000
                                                       --------            --------



See Notes to Consolidated Financial Statements

D.  Notes to Consolidated Financial Statements

Note 1:   The unaudited consolidated financial statements as of
------
September 30, 2002 and 2001 reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2:   Investment in Newcor, Inc.
------    --------------------------

          In July 2001, the Company purchased an additional 679,994 shares of Newcor, Inc. ("Newcor") common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company's Chairman). In connection with such purchases, the Company paid an aggregate of $1,680,000 in cash. Prior to the Company's acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company's ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18. "The Equity Method of Accounting for Investments in Common Stock". The change to the equity method is considered a change in reporting entity, requiring the Company to give retroactive effect to this change in all prior periods that Newcor stock was held. The consolidated financial statements for all periods prior to December 31, 2001 have been restated to give effect to this change. As of September 30, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company at December 31, 2001, reduced its prior investment (including subordinated notes) in Newcor to zero. On February 25, 2002, Newcor, Inc., filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Act.

Note 3:   Earnings per share
------    ------------------

          The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months and nine months ended September 30, 2002, these shares amounted to 25,714 and 50,854 respectively. For the three and nine months ended September 30, 2001, no stock options were assumed exercised as the Company had net losses which would result in any assumed exercised stock options being antidilutive.


See Notes to Consolidated Financial Statements

Note 4:   Long-Term Debt
-------   --------------

          Long-Term debt represents obligations of the Handi-Pac subsidiary as follows:

                                                 September 30, 2002

          Notes Payable - SBA Loans                 $  782,000
          Capital lease payable                        790,000
                                                    ----------
                                                     1,572,000

          Current portion of long-term debt             64,000
                                                    ----------

                                                    $1,508,000
                                                    ==========

          As of September 30, 2002, there was no other bank debt for the other subsidiaries except as noted above.

Note 5:   The following information is reported as required for industry segment
------    ----------------------------------------------------------------------
          disclosure.
          ----------


                                  Three Months Ended September 30, 2002
                          -------------------------------------------------------
                          Mechanical
                           Equipment        Toys        Corporate    Consolidated
                          -----------   -----------    -----------   ------------
Sales                     $ 2,005,000   $ 2,203,000    $      --      $ 4,208,000
                          ===========   ===========    ===========    ===========

Operating income (loss)   $    73,000   $   324,000    $  (101,000)   $   296,000

Interest expense                 --         (22,000)          --          (22,000)
Interest income                 3,000          --           29,000         32,000
Other income                    2,000         1,000          4,000          7,000
                          -----------   -----------    -----------    -----------
Income (loss) before
  Income taxes            $    78,000   $   303,000    $   (68,000)   $   313,000
                          ===========   ===========    ===========    ===========



                                      Nine Months Ended September 30, 2002
                          -----------------------------------------------------------
                           Mechanical
                            Equipment        Toys         Corporate      Consolidated
                          ------------   ------------    ------------    ------------
Sales                     $  5,925,000   $  6,278,000    $       --      $ 12,203,000
                          ============   ============    ============    ============

Operating income (loss)   $   147,000    $    987,000    $   (420,000)   $    714,000

Interest expense                  --          (66,000)        (22,000)        (88,000)
Interest income                 11,000           --            92,000         103,000
Other income                    24,000          5,000           7,000          36,000
                          ------------   ------------    ------------    ------------

Income (loss) before
    Income taxes          $    182,000   $    926,000    $   (343,000)   $    765,000
                          ============   ============    ============    ============


-------   ------



                                    Three Months Ended September 30, 2001
                            --------------------------------------------------------
                             Mechanical
                             Equipment       Toys         Corporate     Consolidated
                            -----------   -----------    -----------    -----------
Sales                       $ 2,409,000   $ 2,491,000    $      --      $ 4,900,000
                            ===========   ===========    ===========    ===========

Operating income (loss)     $   379,000   $   452,000    $  (113,000)   $   718,000

Interest expense                   --         (23,000)          --          (23,000)
Interest income                   2,000          --           63,000         65,000
Other income                     12,000         6,000           --           18,000
Equity in losses of
  Newcor, Inc.                     --            --       (1,680,000)    (1,680,000)
                            -----------   -----------    -----------    -----------
  Income (loss) before
  Income taxes              $   393,000   $   435,000    $(1,730,000)   $  (902,000)
                            ===========   ===========    ===========    ===========



                                    Three Months Ended September 30, 2001
                            --------------------------------------------------------
                             Mechanical
                             Equipment       Toys         Corporate     Consolidated
                            -----------   -----------    ------------   ------------


Sales                       $ 8,488,000   $ 6,317,000    $      --      $14,805,000
                            ===========   ===========    ============   ============

Operating income (loss)     $ 1,367,000   $   902,000    $  (390,000)   $ 1,879,000

Interest expense                    --        (69,000)       (25,000)       (94,000)
Interest income                  13,000           --         236,000        249,000
Other income                     44,000        27,000           --           71,000
Equity in losses of
  Newcor, Inc.                      --            --      (1,680,000)    (1,680,000)
                            -----------   -----------    ------------   ------------
Income (loss) before
  Income taxes              $ 1,424,000   $   860,000    $(1,859,000)   $   425,000
                            ===========   ===========    ============   ============

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
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

     A.   Results of Operations
          ---------------------

          Sales for the third quarter of 2002 were $4,208,000 compared to $4,900,000 in 2001, a 14% decrease. For the nine month period, 2002 sales were $12,203,000 compared to $14,805,000 in 2001. The Mechanical equipment group's third quarter sales totaled $2,005,000 compared to $2,409,000 in 2001, while the nine month sales totaled $5,925,000 compared to $8,488,000 in 2001. The Toy Segment's third quarter sales totaled $2,203,000 compared to $2,491,000 in 2001, while the nine month 2002 sales totaled $6,278,000 compared to $6,317,000, in 2001.

          Gross profit for the third quarter 2002 totaled $1,412,000 compared to $1,694,000 in 2001. For the nine-month period, 2002 gross profits were $4,012,000 compared to $5,064,000 in 2001. The Mechanical Equipment Group's gross profits declined for the comparable three month and nine month periods while the Toy Division increased its gross profits in both the three and nine month periods.

          Third quarter Mechanical Equipment Group sales are below the comparable prior year period. The Telecommunications area continues to reflect the brunt of the reduction of sales. Management continues to explore the marketplace reviewing all available opportunities for the Group and working with existing and potential customers to obtain new business.

          The third quarter and nine month Toy division sales reductions are reflective of the industry as a whole. Management remains committed to maintain market share and to review all means to increase its share in a highly competitive market.

          Operating income was $296,000 for the third quarter 2002 compared to $718,000 in 2001. For the nine months, operating profit was $714,000 compared to $1,879,000 in 2001.

          Interest expense was $22,000 for the third quarter 2002 compared to $23,000 in the same period last year.For the nine months of 2002, interest expense was $88,000 compared to $94,000 for 2001.

          The net income for the third quarter of 2002, was $207,000 or 2 cents per share (basic and diluted) compared to net loss of ($1,167,000) or 10 cents per share (basic and diluted) in the comparable period of 2001. On a nine month basis, the net income was $505,000 or 4 cents per share (basic and diluted) compared to a net loss of ($291,000) or 2 cents per share (basic and diluted) for the 2001 period. The net loss for the 2001 three month and nine month periods reflected a write off of the equity in losses of Newcor, Inc. totaling $1,680,000. There is no comparable charge for the 2002 three month and nine month periods.

       B.   Liquidity and Capital Resources
            -------------------------------

            For the nine months ended September 30, 2002, the Company utilized $76,000 from operating activities as compared to generating $2,470,000 in the corresponding period of the preceding year. For the nine months ended September 30, 2002, the Company utilized $27,000 for investing activities. In the corresponding period of the preceding year, the Company utilized $1,096,000 from investing activities, principally from the purchase of investments and advances to Newcor, Inc. Cash used in financing activities during the nine months ended September 30, 2002 of $230,000 relates principally to the payments of long-term debt and purchases of Treasury Stock as compared to $430,000 in the prior period ended September 30, 2001 which related to the payments of long-term debt and purchases of Treasury Stock.

          At September 30, 2002, the Company had working capital of approximately $11,376,000 and a current ratio of 3.6 to 1. In addition, as described in Notes to Financial Statements, the Registrant's Handi-Pac subsidiary has $782,000 of long-term debt outstanding with the SBA. The Registrant considers its working capital, as described above, to be more than adequate to handle its current operating capital needs.

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

Date:  November 6, 2002