Form 10-K
period 2002-12-31
EXX INC/NV/
filed 2003-03-31
CIK 89261

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

  X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
----
Act of 1934

For the fiscal year ended December 31, 2002 or _____Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________to_________________________
Commission file number                         1-5654
                      -------------------------------

                                    EXX INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Nevada                                                  88-0325271
---------------------------------         --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

1350 East Flamingo Road, Suite 689
Las Vegas, Nevada                                               89119-5263
------------------------------                              --------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ Indicate by check mark
                                             ---
if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of December 31, 2002: 10,412,307 Class A shares and 608,093 Class B shares (exclusive of 1,649,300 Class A shares and 16,600 Class B shares held in registrant's treasury). Of the shares outstanding, 4,435,325 Class A shares and 293,515 Class B shares are held by non-affiliates. The market value of the shares held by non-affiliates is $4,728,514 based on $.99 and $1.15 per share, respectively of the closing price of the registrant's Class A and Class B common stock on the American Stock Exchange on March 14, 2003.

Documents incorporated by reference are: Registrant's Proxy Statement dated April, 2003 for the Annual Meeting of Stockholders to be held in May, 2003, Form 8-K Report dated February 17, 1997, Form 8-K Report dated October 29, 1999, Form 8-K Report dated February 15, 2001, Form 8-K Report dated August 6, 2001, form 8-K Report dated October 16, 2002, Form 8-K Report dated February 4, 2003, and Form 10-K Report for the year ended December 31, 1997 dated March 31, 1998, Form 10-K Report for the year ended December 31, 2000 dated March 29, 2001, Form 10-K Report for the year ended December 31, 2001 dated March 28, 2002, Form S-4 Registration Statement dated July 25, 1994 and Form S-4 Amendment No. 1 dated August 16, 1994.

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

          Material Customers.

          Net sales to one customer were approximately 44% and 33% for the years ended December 31, 2002 and 2001, respectively.

          Employees.

          The registrant employs approximately 120 full-time employees, of whom approximately 93 are employed by the Mechanical Equipment group, 21 by the Toy Segment and 1 for all other activities of the registrant combined.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.


         Principal Market:  American Stock Exchange

         Quarterly Price Information

                                 2002                         2001
                     ---------------------------    -------------------------

                       Class A         Class B        Class A       Class B
                     ------------    -----------    -----------   -----------
                     High     Low    High    Low    High    Low   High    Low
                     ----     ---    ----    ---    ----    ---   ----    ---

First Quarter         .80     .45    1.90   1.35    1.00    .56   2.23    .88
Second Quarter        .55     .45    1.60   1.00     .70    .56   1.76   1.40
Third Quarter         .48     .36    1.00    .80     .65    .48   1.46   1.30
Fourth Quarter        .75     .45     .98    .73     .67    .44   1.60   1.05

                     Stockholders: As of March 15, 2003, it is estimated that there were approximately 1100 stockholders of record of Class A shares and 350 stockholders of record of Class B shares.

     Dividend Information: No cash dividends were paid in 2002 or 2001.

     There is no present restriction on the registrant's ability to pay cash dividends. The registrant deems the use of corporate funds for day to day needs to be in the best interest of the registrant. There is no present intention to make any cash dividend payments.

Item 6.  Selected Financial Data.

Sales and Income                2002          2001 (A)         2000 (A)        1999            1998
----------------                ----          --------         --------        ----            ----
Net sales                   $16,186,000     $18,382,000      $19,163,000    $21,158,000     $20,935,000
Net Income                      836,000          81,000        1,074,000      2,445,000         761,000

Per Share Data (B)
--------------
   Net income - Basic       $       .07     $       .01      $       .09    $       .12     $       .06
   Net income - Diluted             .07             .01              .08            .12             .06
   Book value                      1.06             .97              .93            .80             .72

Financial Position
------------------
  Current assets            $16,365,000     $15,606,000      $15,269,000    $13,886,000     $13,776,000
  Total Assets               18,405,000      17,889,000       17,688,000     16,786,000      16,440,000

  Current liabilities         4,248,000       4,306,000        3,720,000      4,047,000       4,667,000

  Current ratio                3.9 to 1        3.6 to 1         4.1 to 1       3.4 to 1        3.0 to 1

  Working capital           $12,117,000     $11,300,000      $11,549,000    $ 9,839,000     $ 9,109,000
  Property and
   equipment, net             1,620,000       1,801,000        2,025,000      2,325,000       2,386,000
  Long-term debt              1,481,000       1,555,000        1,690,000      1,747,000       1,794,000
  Stockholders' equity       11,721,000      11,050,000       11,427,000     10,207,000       9,281,000

(A) Restated to reflect change in reporting entity. (See Note 4 to the Consolidated Financial Statements)

(B) As adjusted for a 400% stock dividend effective March 8, 2000, Class A and Class B shares retroactively shown.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Due to the factors noted above and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     During 2001, the Company increased its investment in Newcor, Inc. to approximately 31%, thereby requiring the Company to use the equity method of accounting. The following management's discussion gives retroactive effect to the adoption of the equity method which is considered a change in reporting entity for the calendar years 2000 and 1999. Please see Note 3 to the Consolidated Financial Statements which further discusses this change.

     In January 2003, under the Newcor, Inc. Plan of Reorganization, the Company purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. See Footnote 15 for a further discussion of this subsequent event.

2002 Compared to 2001

     Net sales in 2002 were $16,186,000 compared to $18,382,000 which was a decrease of $2,196,000. This year's sales represent a 12% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $8,299,000 in 2002 compared to $10,910,000 in 2001, a decrease of $2,611,000. The current year sales represent a 24% decrease from the prior year sales. The Toy Segment's sales were $7,887,000 compared to $7,472,000 in 2001, an increase of $415,000.
The current year's sales represent a 6% increase from the prior year sales.

     Gross profit was $5,253,000 compared to last year's $6,818,000, a decrease of $1,565,000. The Mechanical Equipment Group accounted for a $1,870,000 decrease in gross profit while the Toy Segment accounted for the difference. Gross profit as a percentage of sales decreased to 32% compared to last year's 37% primarily due to the reduction in sales and the related gross profit percentage reduction by the Mechanical Equipment Group.

     Selling and G&A expenses were $4,098,000, a decrease of $341,000 from $4,439,000 in 2001. The decrease relates mostly to the reduction in expenses associated with the overall reduction in revenue.

     The operating income of $1,155,000 represented a decrease in income of $1,224,000 from the prior year's operating income of $2,379,000.
The Mechanical

Equipment Group generated operating income of $463,000, a decrease of $1,522,000 from an operating income of $1,985,000 in 2001 while the Toy Segment's operating income of $1,234,000 represented an increase of $223,000 from an operating income of $1,011,000 in 2001 Corporate and other operating expenses decreased to $542,000 from $617,000 last year.

     Interest expense was $144,000 in 2002 compared to $140,000 in 2001.

     The Company generated net income of $836,000 or $.07 per A & B share compared to a net income of $81,000 or $.01 per A & B share in 2001. There was no equity in losses of Newcor, Inc. in 2002 as the investment was written off completely in 2001. The equity in losses of Newcor, Inc. in 2001 was $1,679,000.

     The Company reported a deferred tax asset of $564,000 at December 31, 2002. Management believes this asset will be realized by taxable earnings in the future.

     The Mechanical Equipment Group operations in 2002 continued to decline due to the economic downturn, especially in the Telecommunications area. This was the second year of reporting a reduction of sales in spite of a strong sales effort and management's work to introduce new products acceptance. The industry remains highly competitive. Management continues to be committed to retain market share and continue its positive direction in spite of the existing current economic climate.

     The Toy segment operations in 2002 were little changed from the prior 2001 year. The industry's attempts to introduce major new products into the marketplace have not materialized. The US dollar weakness during the year along with the West Coast dock strike and continuing increases in labor and other marketing costs, provided added pressure to maintain profit margins. The small improvement in the toy segment operations is not reflective of any industry trend, but the continuation of customers balancing their inventory levels. Management remains committed to search for, review and test new items that fall within its pricing structure in its quest to improve sales and margin in this highly competitive environment.

2001 Compared to 2000

     Net sales in 2001 were $18,382,000 compared to $19,163,000 which was a decrease of $781,000. Last year's sales represented a 4% decrease from the prior year sales. The Mechanical Equipment Group had total sales of $10,910,000 in 2001 compared to $11,915,000 in 2000, a decrease of $1,005,000. Last year's sales represented an 8% decrease from the prior year sales. The Toy Segment's sales were $7,472,000 compared to $7,248,000 in 2000, an increase of $224,000.
Last year's sales represented a 3% increase from the prior year sales.

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

     The Mechanical Equipment Group operations in 2001 reflected the downturn of the economy. Competition remained intense for the reduced amount of available sales. Management's goals have remained consistent during the year in attempting to maintain a highly competitive market share and new product acceptance in spite of the adverse economic conditions.

     The Toy segment remained in a lackluster market. Industry attempts to introduce what are perceived to be hot new items had on an overall basis been unsuccessful. New meaningful licenses had not surfaced. The same challenges indicated in the past affect the industry namely product, labor and marketing costs. The strength of the US dollar in purchasing product overseas, had little effect in reducing costs. While the Toy segment operations this past year showed a small improvement, management believed the results were not of a trend but of customers balancing their inventory levels. Management continued to seek, review and test new items that fall within its pricing structure in a highly competitive marketing area.

Liquidity and Sources of Capital

     During 2002, the Company generated $566,000 of cash flows from operating activities compared to $3,517,000 in 2001.

     In 2002, the Company's investing activities used cash of $29,000 compared to using cash of $1,103,000 in 2001. In 2002, cash was used to purchase property and equipment, while cash was used primarily to purchase long-term investments in 2001.

     During 2002 and 2001, the Company's financing activities used cash of $270,000 and $564,000, respectively. In 2002, the Company purchased $203,000 of treasury stock and made payments on notes totaling $67,000. In 2001, the Company purchased $495,000 of treasury stock and made payments on notes totaling $69,000.

     At the end of 2002, the Company had working capital of approximately $12,117,000 and a current ratio of 3.9 to 1. At the end of 2001, the Company had working capital of $11,300,000 and a current ration of 3.6 to 1. In addition, the Registrant's Handi-Pac subsidiary has $698,000 of long-term debt existing with the SBA.

     In January 2003, under the Newcor, Inc. Plan of Reorganization, the Company purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. See Footnote 15 for a further discussion of this subsequent event.

     The Company considers its cash and cash equivalents of $3,950,000 (net of the $5,939,000 purchase above) to be adequate for its current operating needs.

     The Company has no present plans that will require material capital expenditures for any of the Company's businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations.

     The Company believes the effects of inflation will not have a material effect on its future operations.

Critical Accounting Policies

     We have prepared our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments and assumptions that affected the amounts we reported. Note 1 of Notes to Consolidated Financial Statements contains the significant accounting principles that we used to prepare our consolidated financial statements.

     We have identified a few critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, actual results that would have a material effect on our accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our financial statements are listed below.

     Inventories. Certain of our inventories are valued at the lower of cost, on the last-in, first-out ("LIFO") method, or market. The remainder of our inventories are valued at the lower of cost, on the first-in, first-out ("FIFO") method, or market. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand historical sales patterns. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made.

     Income Taxes. We comply with SFAS No. 109, "Accounting for Income
Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that it is more likely than not that our future taxable income will be sufficient to realize our deferred tax assets.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

           Interest Rate Risks

               Our cash and cash equivalent investments are exclusively in short term money market investments and U.S. Treasury Money Market investments with maturities generally less than 90 days. They are subject to limited interest rate risks. A 10% change in interest rates would not have a material effect on our financial statements.

Item 8.   Financial Statements

               The financial statements required by this item may be found beginning with the index page on page F-1 immediately following the signature page.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

               None

                                    PART III

          In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those sections, to the extent applicable, has been included in the registrant's Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002. The Proxy Statement is herein incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

Item 14.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

               Based on their evaluations of a date within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

     (b)  Changes in Internal Controls

               There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to the Chief Executive Officer's and Chief Financial Officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                                     PART IV

Item 15.  Exhibits, Schedules to Financial Statements and Reports
           on Form 8-K.

     (a)  1.   Financial Statements

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows

          2.   Schedules to Financial Statements

               II - Valuation and Qualifying Accounts

          3.   Exhibits

               Exhibit No. Description

               2.1  Agreement of Merger and Plan of Reorganization, EXX INC  (1)

               2.2  Amendment to Agreement of Merger and Plan of
                     Reorganization, EXX INC                                 (2)

               3.1  Articles of Incorporation, EXX INC                       (1)

               10.1 Amendment dated March 27, 1998 to Employment Agreement
                     with David A. Segal                                     (3)

               (1)  Incorporated by reference to Form S-4 Registration Statement dated July 25, 1994.

               (2)  Incorporated by reference to Form S-4 Amendment No. 1 dated
                     August 16, 1994.

               (3)  Incorporated by reference to Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

     (b)  Reports on Form 8-K

               On October 16, 2002, the Company filed with the Commission a copy of a press release which announced that Newcor, Inc. filed a proposed Joint Chapter 11 Plan Of Reorganization for itself and its wholly-owned subsidiaries as debtors and debtors-in-possession. The document summarized that among other provisions the Plan provided for a rights offering of $6 million which would be subscribed to by EXX INC on a standby basis. Also, pursuant to the rights offering, Newcor would cease to be a stand-alone public reporting company and would become a subsidiary of EXX INC. The document also indicated the confirmation of the Plan was subject to the requisite vote of creditors and the approval of the Bankruptcy Court. There were no financial statements attached to this filing.

     (c)  See Item (a)3. above

     (d)  Not applicable

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EXX INC

By:   /s/ DAVID A. SEGAL
      ---------------------------------------------
      David A. Segal, Chairman of the Board

Date: March 28, 2003
      ---------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ JERRY FISHMAN
      ---------------------------------------------
      Jerry Fishman, Director

Date: March 28, 2003

By:   /s/ NORMAN H. PERLMUTTER
      ---------------------------------------------
      Norman H. Perlmutter, Director

Date: March 28, 2003
      ---------------------------------------------

By:   /s/ FREDERIC REMINGTON
      ---------------------------------------------
      Frederic Remington, Director

Date: March 28, 2003
      ---------------------------------------------

By:   /s/ DAVID A. SEGAL
      ------------------------------------------
      David A. Segal, Chief Executive Officer
      Chief Financial Officer
      Chairman of the Board

Date: March 28, 2003
      ---------------------------------------------

EXX INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE (ITEMS 8 AND 14 (a))

(1) FINANCIAL STATEMENTS

    INDEPENDENT AUDITORS' REPORT                                F-2

    CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets
      December 31, 2002 and 2001                                F-3

      Statements of Operations
      Years Ended December 31, 2002, 2001 and 2000              F-4

      Statements of Changes in Stockholders' Equity
      Years Ended December 31, 2002, 2001 and 2000              F-5

      Statements of Cash Flows
      Years Ended December 31, 2002, 2001 and 2000          F-6 - 7

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXX INC and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
January 31, 2003

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                             2002           2001
----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $  9,889,000   $  9,622,000
  Accounts receivable, less allowances of
   $119,000 and $91,000 in 2002 and 2001, respectively                                  2,897,000      2,577,000
  Inventories                                                                           2,711,000      2,620,000
  Other current assets                                                                    304,000        246,000
  Refundable income taxes                                                                                 21,000
  Deferred tax asset                                                                      564,000        520,000
                                                                                     ---------------------------

      Total current assets                                                             16,365,000     15,606,000

  Property and equipment, net                                                           1,620,000      1,801,000

  Other assets                                                                            420,000        482,000
                                                                                     ---------------------------

                                                                                     $ 18,405,000   $ 17,889,000
                                                                                     ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Long-term debt, current portion                                                    $     73,000   $     66,000
  Accounts payable and other current liabilities                                        3,859,000      4,240,000
  Income taxes payable                                                                    316,000
                                                                                     ---------------------------

      Total current liabilities                                                         4,248,000      4,306,000
                                                                                     ---------------------------
LONG-TERM LIABILITIES
  Long-term debt, less current portion                                                  1,481,000      1,555,000
  Pension liability                                                                       359,000        416,000
  Deferred tax liability                                                                  596,000        562,000
                                                                                     ---------------------------
                                                                                        2,436,000      2,533,000
                                                                                     ---------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 5,000,000
   shares, none issued Common stock, Class A, $.01 par value
   authorized 25,000,000 shares, 12,061,607 shares issued                                 121,000        121,000
  Common stock, Class B, $.01 par value
   authorized 1,000,000 shares, 624,693 shares issued and outstanding                       6,000          6,000
  Capital in excess of par value                                                        2,670,000      2,670,000
  Accumulated other comprehensive loss                                                   (237,000)      (275,000)
  Retained earnings                                                                    10,147,000      9,311,000
  Less treasury stock, 1,649,300 and 1,229,600 shares of Class A common stock and 16,600 and 7,100 shares of Class B
   common stock, at cost, in 2002 and 2001, respectively                                 (986,000)      (783,000)
                                                                                     ---------------------------
      Total stockholders' equity                                                       11,721,000     11,050,000
                                                                                     ---------------------------

                                                                                     $ 18,405,000   $ 17,889,000
                                                                                     ===========================

See notes to consolidated financial statements.                            F - 3

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                  2002            2001           2000
----------------------------------------------------------------------------------
Net sales                             $ 16,186,000    $ 18,382,000    $ 19,163,000

Cost of sales                           10,933,000      11,564,000      11,824,000
                                      --------------------------------------------

Gross profit                             5,253,000       6,818,000       7,339,000

Selling, general and
 administrative expenses                 4,098,000       4,439,000       5,212,000
                                      --------------------------------------------

Operating income                         1,155,000       2,379,000       2,127,000

Interest expense                          (144,000)       (140,000)       (112,000)

Interest income                            139,000         366,000         469,000

Other income                                79,000          68,000          43,000

Equity in losses of Newcor, Inc.                        (1,679,000)       (598,000)
                                      --------------------------------------------

Income before income taxes               1,229,000         994,000       1,929,000

Income taxes                               393,000         913,000         855,000
                                      --------------------------------------------

Net income                            $    836,000    $     81,000    $  1,074,000
                                      ============================================

NET INCOME PER COMMON SHARE
 Basic                                $       0.07    $       0.01    $       0.09
                                      ============================================

 Diluted                              $       0.07    $       0.01    $       0.08
                                      ============================================

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                  11,230,000      11,939,000      12,616,000
                                      ============================================

 Diluted                                11,276,000      11,994,000      13,052,000
                                      ============================================

See notes to consolidated financial statements.                            F - 4

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                 CAPITAL IN    COMPREHENSIVE   COMPREHENSIVE
                                       COMMON STOCK              EXCESS OF         INCOME          INCOME         RETAINED
                                 CLASS A          CLASS B        PAR VALUE         (LOSS)          (LOSS)         EARNINGS
Balances,
 January 1, 2000               $    177,000     $      9,000    $  3,844,000                   $    (746,000)   $  8,156,000

Purchase of treasury stock

Retirement Of treasury stock        (56,000)          (3,000)     (1,174,000)

Net income                                                                     $   1,074,000                       1,074,000

OTHER COMPREHENSIVE INCOME,
 NET OF TAX EFFECT

  Minimum pension liability
   adjustment                                                                         68,000(a)       68,000
  Net unrealized loss on
   marketable securities                                                             366,000(b)      366,000
                                                                               -------------
Total comprehensive income                                                     $   1,508,000
                               ---------------------------------------------   =============   -----------------------------
Balances,
 December 31, 2000                  121,000            6,000       2,670,000                        (312,000)      9,230,000

Purchase of treasury stock

Retirement of treasury stock

Net income                                                                     $      81,000                          81,000

OTHER COMPREHENSIVE INCOME,
 NET OF TAX EFFECT

  Minimum pension liability
   adjustment                                                                         37,000(a)       37,000
                                                                               -------------
Total comprehensive income                                                     $     118,000
                               ---------------------------------------------   =============   -----------------------------
Balances,
 December 31, 2001                  121,000            6,000       2,670,000                        (275,000)      9,311,000

Purchase of treasury stock

Net income                                                                     $     836,000                         836,000

OTHER COMPREHENSIVE INCOME,
 NET OF TAX EFFECT

  Minimum pension liability
   adjustment                                                                         38,000(a)       38,000
                                                                               -------------
Total comprehensive income                                                     $     874,000
                               ---------------------------------------------   =============   -----------------------------
Balances,
 December 31, 2002             $    121,000     $      6,000    $  2,670,000                   $    (237,000)   $ 10,147,000
                               =============================================                   =============================

                                TREASURY
                                  STOCK            TOTAL
Balances,
 January 1, 2000               $ (1,233,000)    $ 10,207,000

Purchase of treasury stock         (288,000)        (288,000)

Retirement of treasury stock      1,233,000

Net income                                         1,074,000

OTHER COMPREHENSIVE INCOME,
 NET OF TAX EFFECT

  Minimum pension liability
   adjustment                                         68,000
  Net unrealized loss on
   marketable securities                             366,000

Total comprehensive income
                               -----------------------------
Balances,
 December 31, 2000                 (288,000)      11,427,000

Purchase of treasury stock         (495,000)        (495,000)

Retirement of treasury stock

Net income                                            81,000

OTHER COMPREHENSIVE INCOME,
 NET OF TAX EFFECT

  Minimum pension liability
   adjustment                                         37,000

Total comprehensive income
                               -----------------------------
Balances,
 December 31, 2001                 (783,000)      11,050,000

Purchase of treasury stock         (203,000)        (203,000)

Net income                                           836,000

OTHER COMPREHENSIVE INCOME,
 NET OF TAX EFFECT

  Minimum pension liability
   adjustment                                         38,000

Total comprehensive income
                               -----------------------------
Balances,
 December 31, 2002             $   (986,000)    $ 11,721,000
                               =============================

(a) Minimum pension liability adjustment has been recorded net of tax effects of $19,000, $19,000, and $35,000, respectively, in 2002, 2001 and 2000.
(b) Net unrealized gain (loss) on marketable securities has been recorded net of tax effects of $189,000 and in 2000.

See notes to consolidated financial statements.                            F - 5

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                2002          2001           2000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $   836,000    $    81,000    $ 1,074,000
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                       210,000        248,000        260,000
    Deferred income taxes                                               (29,000)       112,000        201,000
    Equity in losses of Newcor, Inc.                                                 1,679,000        598,000
    Loss on sale of property and equipment                                                             11,000
    Increase (decrease) in cash and cash equivalents
     attributable to changes in operating assets and liabilities:
      Accounts receivable                                              (320,000)       711,000        494,000
      Inventories                                                       (91,000)       375,000         (4,000)
      Other current assets                                              (58,000)       110,000         (7,000)
      Refundable income taxes                                            21,000        131,000        (41,000)
      Other assets                                                       62,000        (88,000)       (19,000)
      Accounts payable and other current liabilities                   (381,000)       158,000       (331,000)
      Income taxes payable                                              316,000
                                                                    -----------------------------------------

Net cash provided by (used in) operating activities                     566,000      3,517,000      2,236,000
                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (29,000)       (24,000)       (77,000)
  Proceeds from sale of property and equipment                                                        106,000
  Proceeds from maturities of short-term investments                                   600,000      3,934,000
  Purchase of investments in Newcor, Inc.                                           (1,679,000)      (397,000)
                                                                    -----------------------------------------

Net cash provided by (used in) investing activities                     (29,000)    (1,103,000)     3,566,000
                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                                            (67,000)       (69,000)       (57,000)
  Purchase of treasury stock                                           (203,000)      (495,000)      (288,000)
                                                                    -----------------------------------------

Net cash provided by (used in) financing activities                    (270,000)      (564,000)      (345,000)
                                                                    -----------------------------------------

Net increase (decrease) in cash and
 cash equivalents                                                       267,000      1,850,000      5,457,000

Cash and cash equivalents, beginning of year                          9,622,000      7,772,000      2,315,000
                                                                    -----------------------------------------

Cash and cash equivalents, end of year                              $ 9,889,000    $ 9,622,000    $ 7,772,000
                                                                    =========================================

See notes to consolidated financial statements.                            F - 6

EXX INC AND SUBSIDIARIES

YEARS ENDED DECEMBER 31,                          2002         2001         2000
-----------------------------------------------------------------------------------
Supplemental disclosures of cash flow
 information, cash paid during the year for:
   Interest                                    $  143,000   $   85,000   $   95,000
                                               ====================================

   Income taxes                                $   85,000   $  670,000   $  951,000
                                               ====================================

See notes to consolidated financial statements.                            F - 7

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2002, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible if payments are not expected to be received.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the accompanying consolidated balance sheets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Certain inventories are valued at the lower of cost, on the last-in, first-out ("LIFO") method, or market. The remainder of the inventories are valued at the lower of cost, on the first-in, first-out ("FIFO") method, or market.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

     Buildings and improvements   10 - 25 years
     Machinery and equipment       3 - 20 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Advertising

Advertising costs are charged to operations as incurred and were $29,000, $59,000 and $67,000, for 2002, 2001 and 2000, respectively.

Research and Development Costs

Expenditures for research and development are charged to operations as incurred and were $280,000 $193,000 and $46,000 for 2002, 2001 and 2000, respectively.

Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Per Common Share

SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Unexercised stock options to purchase 2,150,000 shares, 2,150,000 shares, and 250,000 shares of the Company's Class A Common Stock as of December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's Class A Common Stock.

Impact of Recently Issued Accounting Standards

In 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for the Impairment or Disposal of Long-Lives Assets" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 146, which is not effective until the year ending December 31, 2003, addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company does not believe that SFAS No. 146 will have a significant impact on its consolidated financial position, results of operations and cash flows. SFAS No. 148 addresses stock-based compensation, which the Company does not have.

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

Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

3.  INVESTMENT IN NEWCOR, INC.

In July 2001, the Company purchased an additional 679,994 shares of Newcor Inc. ("Newcor") common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company's Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company's acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company's ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT IN NEWCOR, INC. (continued)

accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The change to the equity method is considered a change in reporting entity, requiring the Company to give retroactive effect to this change in all prior periods that Newcor stock was held. The consolidated financial statements for all periods prior to December 31, 2001 have been restated to give effect to this change. As of December 31, 2002, the Company owns approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company has reduced its investment (including subordinated notes) in Newcor to zero. In February 2002, Newcor filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Act. As a result of the reorganization plan approved by the creditors, these shares were of no value at December 31, 2002 and were effectively cancelled via the reorganization. See Note 15 for additional investment made by the Company in Newcor.

The summarized financial information of Newcor is as follows:

DECEMBER 31,               2002             2001
                        (UNAUDITED)

Current assets        $   57,088,000   $   37,865,000
Other assets              40,769,000       91,879,000
                      -------------------------------

                      $   97,857,000   $  129,744,000
                      ===============================

Current liabilities   $  180,953,000   $  163,215,000
Other liabilities         25,821,000       16,971,000
Stockholders' equity    (108,917,000)     (50,442,000)
                      -------------------------------

                      $   97,857,000   $  129,744,000
                      ===============================

YEARS ENDED DECEMBER 31,          2002              2001              2000
                              (UNAUDITED)

Net sales                    $  170,347,000    $  177,342,000    $  238,115,000
Gross profit                     24,813,000        14,872,000        32,858,000
Net loss                        (48,756,000)      (57,250,000)       (6,582,000)

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES

Inventories consist of the following at December 31, 2002 and 2001:

                       2002           2001

Raw materials      $    737,000   $    838,000
Work-in-progress        152,000        164,000
Finished goods        1,822,000      1,618,000
                   ---------------------------

                   $  2,711,000   $  2,620,000
                   ===========================

Inventories stated on the LIFO method amounted to $316,000 and $323,000 at December 31, 2002 and 2001, respectively, which amounts are below replacement cost by approximately $391,000 and $396,000, respectively.

During 2002, 2001, and 2000, net income was not materially affected as a result of using the LIFO method.

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002 and 2001:

                                            2002           2001

Land                                    $     41,000   $     41,000
Buildings and improvements, including
 $1,617,000 under a capital lease          2,993,000      2,993,000
Machinery and equipment                    6,491,000      6,462,000
                                        ---------------------------
                                           9,525,000      9,496,000
Less accumulated depreciation and
 amortization, including $614,000 and
 $526,000 under a capital lease in
 2002 and 2001, respectively               7,905,000      7,695,000
                                        ---------------------------

                                        $  1,620,000   $  1,801,000
                                        ===========================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  OTHER ASSETS

Other assets consist of the following at December 31, 2002 and 2001:

                                            2002         2001

Notes receivable, less current portion            -   $   83,000
Prepaid pension                             420,000      399,000
                                         -----------------------

                                         $  420,000   $  482,000
                                         =======================

7.  LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 is comprised of the following:

                                              2002           2001
    Note payable with monthly
     payments of approximately
     $4,000, including interest
     at 4% per annum, through
     September 2015, collateralized
     by substantially all of the assets
     of a subsidiary                      $    400,000   $    433,000

    Note payable with monthly
     payments of approximately
     $2,000, including interest
     at 4% per annum, through
     December 2023, collateralized
     by substantially all of the
     assets of a subsidiary                    371,000        382,000

    Capital lease obligation                   783,000        806,000
                                          ---------------------------
                                             1,554,000      1,621,000
    Less current portion                        73,000         66,000
                                          ---------------------------

                                          $  1,481,000   $  1,555,000
                                          ===========================

Future aggregate required principal payments for each of the next five years are as follows:

   YEAR ENDING DECEMBER 31,
         2003                  $  73,000
         2004                     81,000
         2005                    105,000
         2006                    110,000
         2007                    117,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LONG-TERM DEBT (continued)

Aggregate minimum lease payments for the obligation under the capital lease in the years subsequent to December 31, 2002 are as follows:

    YEAR ENDING DECEMBER 31,
          2003                          $   78,000
          2004                              82,000
          2005                             101,000
          2006                             101,000
          2007                             101,000
    Thereafter                             721,000
                                        ----------
    Total minimum lease payments         1,184,000
    Less amount representing interest      401,000
                                        ----------
    Present value of future minimum
     lease payments                     $  783,000
                                        ==========

8.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following at December 31, 2002 and 2001:

                                       2002           2001

   Trade accounts payable          $    578,000   $    852,000
   Warranty                             444,000        581,000
   Payroll and related costs            987,000      1,054,000
   Royalties payable                    300,000        300,000
   Commissions payable                  298,000        318,000
   Product liability claim              350,000        350,000
   Refundable purchase discounts        535,000        425,000
   Other                                367,000        360,000
                                   ---------------------------

                                   $  3,859,000   $  4,240,000
                                   ===========================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES

The provision for income taxes consists of the following:

               2002            2001         2000
CURRENT
  Federal   $   401,000    $   800,000   $   654,000
  State          21,000
            ----------------------------------------
                422,000        800,000       654,000
DEFERRED
  Federal       (29,000)       113,000       201,000
            ----------------------------------------

            $   393,000    $   913,000   $   855,000
            ========================================

Substantially all of the Company's taxable income was generated in states with no state or local income taxes.

The following reconciles the Federal statutory tax rate to the effective income tax rate:

                                  2002      2001     2000
                                    %        %        %
Federal statutory rate            34.0      34.0     34.0
State, net of federal tax          1.0
Change in valuation allowance               57.4     10.5
Other                             (3.1)      0.5     (0.2)
                                ---------------------------

Effective income tax rate         31.9      91.9     44.3
                                ===========================

The net deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                               2002             2001
DEFERRED TAX ASSETS
  Allowance for doubtful accounts,
   warranty and notes receivable           $     438,000    $     396,000
  Equity in loss of Newcor                     1,068,000        1,068,000
  Asset basis difference for inventories          78,000           80,000
  Pension obligations                                               7,000
  Other                                           48,000           42,000
                                           ------------------------------
                                               1,632,000        1,593,000
  Valuation allowance                         (1,068,000)      (1,068,000)
                                           ------------------------------

                                           $     564,000    $     525,000
                                           ==============================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES (continued)

                                           2002           2001
DEFERRED TAX LIABILITIES
  Accumulated DISC earnings             $  (509,000)   $  (494,000)
  Asset basis difference for property
   and equipment                                            (5,000)
  Pension obligations                       (19,000)
  Other                                     (68,000)       (68,000)
                                        --------------------------
                                           (596,000)      (567,000)
                                        --------------------------

Deferred tax asset (liability), net     $   (32,000)   $   (42,000)
                                        ==========================

The amounts are recorded in the consolidated balance sheets as follows:

                                           2002            2001

Deferred tax asset, current             $   564,000    $   520,000
Deferred tax liability                     (596,000)      (562,000)
                                        --------------------------

                                        $   (32,000)   $   (42,000)
                                        ==========================

10. PENSION PLANS

The Company participates in two pension plans. One plan covers hourly employees under union contracts and provides for defined contributions based on annual hours worked. Pension expense for this plan was $50,000, $31,000 and $58,000 for 2002, 2001, and 2000, respectively.

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

Net periodic pension cost for the Company-sponsored plan is as follows:

                                        2002          2001          2000
Interest cost on projected benefit
 obligation                          $   69,000    $   71,000    $   71,000
Expected return on plan assets          (81,000)      (69,000)      (62,000)
Amortization of net gain on
 transition assets                       21,000        29,000        33,000
                                     --------------------------------------

Net periodic pension cost            $    9,000    $   31,000    $   42,000
                                     ======================================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. PENSION PLANS (continued)

The following table presents significant assumptions used:

                             2002     2001      2000

Discount rate                  7%       7%       7%
Expected long-term rate
 of return on plan assets      8%       8%       8%

No adjustments for a rate of compensation increase have been factored into the plan due to the effective curtailment on benefits and participation.

The following table sets forth the changes in benefit obligations for the years ended December 31, 2002 and 2001 for the Company-sponsored defined benefit pension plan:

                                      2002           2001
Benefit obligation - beginning
 of year                           $ 1,069,000    $ 1,056,000
Interest cost                           69,000         71,000
Actuarial loss                         (32,000)        28,000
Total benefits paid                    (82,000)       (86,000)
                                   --------------------------

Benefit obligation - end of year   $ 1,024,000    $ 1,069,000
                                   ==========================

The following table sets forth the change in plan assets for the years ended December 31, 2002 and 2001 for the Company-sponsored defined benefit pension plan:

                                   2002            2001
Fair value of plan assets -
 beginning of year             $  1,052,000    $    894,000
Actual return on plan assets         85,000         124,000
Company contributions                30,000         120,000
Benefits paid                       (82,000)        (86,000)
                               ----------------------------

Fair value of plan assets -
 end of year                   $  1,085,000    $  1,052,000
                               ============================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. PENSION PLANS (continued)

The funded status for the years ended December 31, 2002 and 2001 is as follows:

                                       2002            2001
  Plan assets less projected
   benefit obligation               $    61,000    $   (17,000)
  Unrecognized actuarial net loss       359,000        416,000
  Adjustment required to
   recognize minimum pension
   liability                           (359,000)      (416,000)
                                    --------------------------

  Net amount recognized             $    61,000    $   (17,000)
                                    ==========================

Amounts recognized in the consolidated balance sheets consist of the following:

                                       2002            2001

  Prepaid benefit cost              $   420,000    $   399,000
  Accrued benefit liability            (359,000)      (416,000)
                                    --------------------------

  Net amount recognized             $    61,000    $   (17,000)
                                    ==========================

11. STOCK OPTIONS

During 1994, the Company's Board of Directors adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 5,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. At December 31, 2002 and 2001, options to purchase 5,000,000 shares of Class A common stock were available for grant under the Plan.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS (continued)

The status of the Company's stock options are summarized below:

                                                                   WEIGHTED
                                                   PER SHARE        AVERAGE
                                     OTHER         EXERCISE        EXERCISE
                                    OPTIONS          PRICE           PRICE

Outstanding and exercisable
 at December 31, 2002, 2001
 and 2000                          2,250,000(a)  $0.65 - $1.00     $      0.74
                                   =========

(a) Includes options to purchase 2,150,000 shares of Class A common stock and 100,000 shares of Class B common stock.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and plant facilities under operating leases on a month-to-month basis.

Rent expense for 2002, 2001 and 2000 amounted to $78,000, $77,000 and $94,000, respectively.

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

12. COMMITMENTS AND CONTINGENCIES (continued)

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

Segment information listed below reflects the two principal business units of the Company (as described in Note 1). Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker.

Operating segment information for 2002, 2001, and 2000 is summarized as follows:

                               MECHANICAL
                               EQUIPMENT         TOY          CORPORATE       CONSOLIDATED
  2002
    Net sales                 $  8,299,000   $  7,887,000    $          -     $ 16,186,000
                              ============================================================
    Operating income (loss)   $    463,000   $  1,234,000    $   (542,000)    $  1,155,000
    Interest expense                              (88,000)        (56,000)        (144,000)
    Interest income                 14,000          9,000         116,000          139,000
    Other income                    39,000         40,000                           79,000
                              ------------------------------------------------------------

    Income (loss) before
     income taxes (benefit)   $    516,000   $  1,195,000    $   (482,000)    $  1,229,000
                              ============================================================

    Assets                    $  3,183,000   $  6,169,000    $  9,053,000(a)  $ 18,405,000
                              ============================================================
    Depreciation and
     amortization             $     80,000   $    130,000    $          -     $    210,000
                              ============================================================

    Capital expenditures      $     27,000   $      2,000    $          -     $     29,000
                              ============================================================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SEGMENT INFORMATION (continued)

                              MECHANICAL
                              EQUIPMENT          TOY          CORPORATE      CONSOLIDATED
2001
  Net sales                  $ 10,910,000    $  7,472,000    $          -    $ 18,382,000
                             ============================================================

  Operating income (loss)    $  1,985,000    $  1,011,000    $   (617,000)   $  2,379,000
  Interest expense                               (124,000)        (16,000)       (140,000)
  Interest income                  34,000          63,000         269,000         366,000
  Other income                     64,000           4,000                          68,000
  Equity in losses of Newcor                                   (1,679,000)     (1,679,000)
                             ------------------------------------------------------------

  Income (loss) before
   income taxes (benefit)    $  2,083,000    $    954,000    $ (2,043,000)   $    994,000
                             ============================================================

  Assets                     $  3,924,000    $  5,353,000    $  8,612,000(a) $ 17,889,000
                             ============================================================
  Depreciation and
   amortization              $    100,000    $    148,000    $          -    $    248,000
                             ============================================================

Capital expenditures         $     24,000    $          -    $          -    $     24,000
                             ============================================================

                              MECHANICAL
                              EQUIPMENT         TOY          CORPORATE      CONSOLIDATED
2000
  Net sales                  $ 11,915,000    $  7,248,000    $          -    $ 19,163,000
                             ============================================================

  Operating income (loss)    $  2,197,000    $    732,000    $   (802,000)   $  2,127,000
  Interest expense                                (94,000)        (18,000)       (112,000)
  Interest income                  53,000          28,000         388,000         469,000
  Other income                     38,000           5,000                          43,000
  Equity in losses of Newcor                                     (598,000)       (598,000)
                             ------------------------------------------------------------

  Income (loss) before
   income taxes (benefit)    $  2,288,000    $    671,000    $ (1,030,000)   $  1,929,000
                             ============================================================

  Assets                     $  3,930,000    $  5,708,000    $  8,050,000(a) $ 17,688,000
                             ============================================================
  Depreciation and
   amortization              $     94,000    $    166,000    $          -    $    260,000
                             ============================================================

  Capital expenditures       $     77,000    $          -    $          -    $     77,000
                             ============================================================

(a) Corporate assets consist primarily of cash, short-term investments and long-term investments, as described in Note 2.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SEGMENT INFORMATION (continued)

Net sales to countries outside of the United States for the years ended December 31, 2002, 2001 and 2000 were approximately $933,000, $1,534,000 and $2,073,000, respectively, and were attributable primarily to sales from the Company's mechanical equipment segment. There were no significant sales to any individual country or region outside of the United States.

Net sales to one customer were approximately 44%, 33% and 25% for the years ended December 31, 2002, 2001 and 2000, respectively.

14. SELECTED QUARTERLY RESULTS (UNAUDITED)

                           FIRST          SECOND            THIRD            FOURTH
                          QUARTER         QUARTER           QUARTER          QUARTER
2002
  Net sales           $    3,789,000   $    4,206,000   $    4,208,000   $    3,983,000
                      =================================================================
  Gross profit        $    1,182,000   $    1,418,000   $    1,412,000   $    1,241,000
                      =================================================================
  Net income          $       81,000   $      217,000   $      207,000   $      331,000
                      =================================================================
  Income per common
   share and common
   share equivalent:
    Basic             $         0.01   $         0.02   $         0.02   $         0.02
                      =================================================================
    Dilutive          $         0.01   $         0.02   $         0.02   $         0.02
                      =================================================================

2001
  Net sales           $    4,978,000   $    4,927,000   $    4,900,000   $    3,577,000
                      =================================================================
  Gross profit        $    1,514,000   $    1,856,000   $    1,694,000   $    1,754,000
                      =================================================================
  Net income (loss)   $      391,000   $      485,000   $   (1,167,000)  $      372,000
                      =================================================================
  Income (loss) per
   common share and
   common share
   equivalent:
    Basic             $         0.03   $         0.04   $        (0.10)  $         0.04
                      =================================================================
    Dilutive          $         0.03   $         0.04   $        (0.10)  $         0.04
                      =================================================================

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENT

On January 31, 2003, a Plan of Reorganization of Newcor became effective. Under a rights offering to shareholders included as part of Newcor's Plan of Reorganization, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,938,500. The shares purchased by the Company constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a subsidiary of the Company. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court in the District of Delaware. The source of funds for the Company's purchase was cash on hand. In addition to the purchase made by the Company, certain other shareholders purchased shares of common stock of Newcor under the rights offering made in connection with the Plan of Reorganization. The other shareholders purchased an aggregate of 123 shares totaling $62,500, which represented 1.025%, of the aggregate purchase price. The primary purpose of the acquisition of Newcor was to expand the Company's operations. Newcor designs and manufactures precision machine components and assemblies and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems mainly for the automotive and appliance industries.

The following condensed balance sheet reflects the assets and liabilities of Newcor at their fair market values at January 31, 2003 based on preliminary estimates by management.

                                (UNAUDITED)
                               -------------

Current assets                 $  36,134,000
Property and equipment            33,380,000
Intangibles and other assets       8,680,000
                               -------------

    Total assets               $  78,194,000
                               =============

Current liabilities            $  17,588,000
Long term debt                    41,248,000
Pension, post retirement
 and other liabilities            13,358,000
                               -------------

    Total liabilities          $  72,194,000
                               =============

Newcor's operations will be included in the consolidated financial statements of the Company commencing January 31, 2003. Newcor had sales of approximately $170,000,000 for the year ended December 31, 2002. The intangible and other assets include approximately $3,900,000 allocated to customer lists and patents which will be amortized over periods ranging from 2 to 10 years. These amounts will not be deductible for income tax purposes. The balance of the intangible assets of approximately $4,500,000 has been allocated to goodwill which will not be deductible for income tax purposes. The above allocations are based on management's estimate at this time and are subject to final determination.

EXX INC AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

    COLUMN A                                 COLUMN B      COLUMN C     COLUMN D     COLUMN E

                                           BALANCE AT     ADDITIONS -  DEDUCTIONS    BALANCE
                                            BEGINNING      CHARGED        FROM        AT END
    DESCRIPTION                             OF PERIOD     TO INCOME     RESERVES    OF PERIOD
2002
  Reserve for bad debts and allowances    $      91,000   $   35,000   $    7,000   $  119,000
                                          ====================================================

  Warranty                                $     581,000   $        -   $  137,000   $  444,000
                                          ====================================================

  Reserve for dispositions of inventories $     494,000   $        -   $        -   $  494,000
                                          ====================================================


2001
  Reserve for bad debts and allowances    $      88,000   $    3,000   $        -   $   91,000
                                          ====================================================

  Warranty                                $     580,000   $    1,000   $        -   $  581,000
                                          ====================================================

  Reserve for dispositions of inventories $     496,000   $        -   $    2,000   $  494,000
                                          ====================================================


2000
  Reserve for bad debts and allowances    $      84,000   $    4,000   $        -   $   88,000
                                          ====================================================

  Warranty                                $     587,000   $        -   $    7,000   $  580,000
                                          ====================================================

  Reserve for dispositions of inventories $     592,000   $        -   $   96,000   $  496,000
                                          ====================================================