Form 10-Q
period 2003-03-31
EXX INC/NV/
filed 2003-05-13
CIK 89261

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission file number 1-5654

EXX INC

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0325271

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada	89119-5263

(Address or Principal Executive Offices)	(Zip Code)

(702) 598-3223

(Registrant’s Telephone Number, Including Area Code)

NONE

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of common stock outstanding as of March 31, 2003:
10,412,307 Class A Shares and 608,093 Class B Shares.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A. Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,438	$9,889
Accounts receivable, net	26,075	2,897
Inventories	12,765	2,711
Other current assets	2,336	304
Deferred tax asset	564	564

TOTAL CURRENT ASSETS	47,178	16,365
Property, plant and equipment, net	39,806	1,620
Goodwill	2,056	—
Other non-current assets	2,728	420

TOTALS	$91,768	$18,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and long-term debt, current portion	$2,883	$73
Accounts payable and other current liabilities	22,100	4,175

TOTAL CURRENT LIABILITIES	24,983	4,248

LONG-TERM LIABILITIES:
Long-term debt, less current portion	41,514	1,481
Pension liability and other post-retirement benefits	11,562	359
Deferred tax liability	596	596

TOTAL LONG-TERM LIABILITIES	53,672	2,436

Minority interest	73	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued.
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, issued 624,693 shares	6	6
Capital in excess of par value	2,670	2,670
Accumulated other comprehensive loss	(237)	(237)
Retained earnings	11,466	10,147
Less treasury stock, 1,649,300 and 1,649,300 shares of Class A common stock and 16,600 and 16,600 shares of Class B common stock, at cost, respectively	(986)	(986)

Total stockholders’ equity	13,040	11,721

TOTALS	$91,768	$18,405

See notes to consolidated financial statements.

B.	EXX INC AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three-Month Period Ended

	March 31, 2003	March 31, 2002

Net sales	$29,857	$3,789
Cost of sales	24,458	2,607

Gross profit	5,399	1,182
Selling, general and administrative expenses	3,102	1,077

Operating income	2,297	105
Interest expense	(372)	(44)
Minority interest in income of consolidated subsidiary	(12)	—
Other income, net	92	61

Income before income taxes	2,005	122
Income taxes	(686)	(41)

Net income	$1,319	$81

Net income per common share:
Basic	$.12	$.01

Diluted	$.12	$.01

Weighted average common shares outstanding:
Basic	11,020,400	11,424,497

Diluted	11,231,740	11,485,532

See notes to consolidated financial statements.

C.	EXX INC AND SUBSIDIARIES
Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	For the Three-Month Period Ended

	March 31, 2003	March 31, 2002

Cash flows from operating activities
Net income	$1,319	$81
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	989	56
Provision for bad debts	—	90
Changes in operating assets and liabilities, net	(5,221)	(1,514)

Net cash used in operating activities	(2,913)	(1,287)

Cash flows from investing activities
Excess of cash acquired net of cash expended in acquisition of company	1,008	—
Acquisition of property and equipment, net	(1,223)	(31)

Net cash used in investing activities	(215)	(31)

Cash flows from financing activities
Net repayments on revolving credit line	(1,141)	—
Repayment of term loan	(82)	—
Payments on promissory notes/capital leases	(100)	(16)
Purchases of treasury stock	—	(30)

Net cash used in financing activities	(1,323)	(46)

Net decrease in cash and cash equivalents	(4,451)	(1,364)
Cash and cash equivalents, beginning of period	9,889	9,622

Cash and cash equivalents, end of period	$5,438	$8,258

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$92	$44

Income taxes	$175	$—

See notes to consolidated financial statements.

D.	EXX INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except number of shares and per share amounts)

Note 1:          The unaudited consolidated financial statements of EXX INC as of March 31, 2003 and 2002 reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature.  Certain financial information and footnote disclosure normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2:          Acquisition of Reorganized Newcor, Inc.

On January 31, 2003, a Plan of Reorganization of Newcor became effective.  Under a rights offering to shareholders included as part of Newcor’s Plan of Reorganization, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939.  The shares purchased by the Company constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a subsidiary of the Company.  The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court in the District of Delaware. The source of funds for the Company’s purchase was cash on hand.  In addition to the purchase made by the Company, certain former shareholders of Newcor, Inc. purchased shares of common stock of Newcor under the rights offering made in connection with the Plan of Reorganization.  The former shareholders purchased an aggregate of 123 shares totaling $61, which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in the EXX INC’s consolidated financial statements.  The primary purpose of the acquisition of Newcor was to expand the Company’s operations.  Newcor designs and manufactures precision machine components and assemblies and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets.  Newcor is also a supplier of standard and specialty machines and equipment systems mainly for the automotive and appliance industries.

The following condensed balance sheet reflects the assets and liabilities of Newcor at their fair market values at January 31, 2003.

(Unaudited)

Current assets	$38,203
Property and equipment	37,903
Intangibles and other assets	4,471

Total assets	$80,577

Current liabilities	$21,878
Long-term debt	40,215
Pension, post retirement and other liabilities	12,484

Total liabilities	$74,577

          Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003.

The following condensed income statement reflects the results of operations for the three months ended March 31, 2003 and 2002 as if the acquisition of Newcor, Inc. occurred on January 1, 2002.

		March 31, 2003	March 31, 2002

Revenue		$41,873	$45,553
Net income		1,408	1,082
Earning per share	Basic	.13	.09
	Diluted	.13	.09

This information is not necessarily indicative of the actual results of operations that would have occurred had the acquisition of Newcor, Inc. occurred on January 1, 2002.

Note 3:          Inventory

Inventories are summarized as follows:

	March 31, 2003	December 31, 2002

Cost and estimated earnings of uncompleted contracts in excess of related billings of $305 at March 31, 2003 and $0 at December 31, 2002	$849	$—
Raw materials	4,297	737
Work in process	754	152
Finished goods	6,865	1,822

	$12,765	$2,711

Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4:          Credit Arrangements and Debt

A summary of debt follows:

	March 31, 2003	December 31, 2002

Revolving credit line	$1,245	$—
Term loan, bank, variable interest, due 2008	4,851	—
Notes payable, secured	3,419	771
Capital lease obligations	782	783
Limited obligation revenue bonds, variable interest rate (1.3% for 2003) due 2008	6,100	—
Notes payable, 6% due 2013, unsecured	28,000	—

	44,397	1,554
Less current portion	(2,883)	(73)

	$41,514	$1,481

Note 5:          Earnings per share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise.  For the three months ended March 31, 2003, these shares amounted to 211,340 shares.  For the three months ended March 31, 2002, these shares amounted to 61,035 shares.

Note 6:          Segment Reporting

The Company is organized into two business segments:  The Mechanical Equipment segment and the Plastics and Rubber segment.  The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck, and agricultural vehicle industries as well as electric motors and telecommunications equipment.  The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry and toys.

The accounting policies of the segments are the same as those of the Company.  There are no intersegment sales and management does not allocate all corporate expenses to the segments.  The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations.  Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total

Sales to unaffiliated customers three months ended March 31,
2003	$22,909	$6,948	$—	$29,857
2002	$1,791	$1,998	$—	$3,789
Operating income (loss) three months ended March 31,
2003	$2,372	$952	$(1,027)	$2,297
2002	$(68)	$372	$(199)	$105
Income (loss) before income taxes three months ended March 31,
2003	$2,353	$949	$(1,297)	$2,005
2002	$(48)	$352	$(182)	$122

ITEM 2.	EXX INC AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except for per share amounts)

          The following management’s discussion and analysis of results of operations and financial condition contains certain forward-looking statements which are covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company’s future financial performance. Although EXX INC believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized.  Forward-looking statements involve known and unknown risks which may cause EXX INC’s actual results and corporate developments to differ materially from those expected.  Factors that could cause results and developments to differ materially from EXX INC’s expectations include, without limitation, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, and other risks.

          A.          Results of Operations

                        Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003.  The results described below are not indicative of true period to period comparisons since the 2003 three month period includes EXX INC for the full period and the Newcor portion only since January 31, while the 2002 three month period only includes the EXX INC operations.

                        The Company is organized into two business segments, the Mechanical Equipment segment and the Plastics and Rubber segment.  The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries as well as electric motors and telecommunications equipment.  The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components primarily for the automotive industry and toys.

                        Sales for the first quarter of 2003 were $29,857 compared to $3,789 in 2002, a 688% increase.  The Mechanical Equipment segment reported total sales of $22,909, which was an increase of $21,118 or 1,179% more than the prior year’s $1,791, primarily due to the acquisition of Newcor, Inc .  The Plastics and Rubber segment reflected a sales increase of 248% to $6,948 from $1,998 in 2002, primarily due to the acquisition of Newcor, Inc.  Without the acquisition, sales in the Mechanical Equipment segment increased 21% between the periods while sales in the Plastics and Rubber segment (formerly Toys) increased 8%.

                        Gross profit for the first quarter 2003 totaled $5,399 compared to $1,182 for the comparable period in 2002, primarily due to the acquisition of Newcor, Inc.  Gross profit in the Mechanical Equipment group increased 866% between the periods.  The Plastics and Rubber group accounted for a 113% increase in gross profit between the periods.  Without the acquisition, gross profit in the Mechanical Equipment segment increased 47% while the gross profit in the Plastics and Rubber segment (formerly Toys) increased 1%.   Without the acquisition, on an overall basis, gross profit increased 6% due primarily to the Mechanical Equipment segment.

                        Operating income was $2,297 in the first quarter of 2003 compared to an operating income of $105 during the first quarter of 2002.  The increase in operating income was primarily the result of the Newcor, Inc. acquisition.

                        Interest expense was $372, compared to $44 in the corresponding period last year.  The increase in the interest expense is the result of the added indebtedness of Newcor, Inc. which increased total debt approximately $42,843 and is listed in Note 4.

                        The net income for the first quarter of 2003 was $1,319 or 12 cents per share (basic and diluted) compared to a net income of $81 or 1 cent per share (basic and diluted) in the comparable period of 2002.

          B.          Liquidity and Capital Resources

                        For the three months ended March 31, 2003, the Company utilized $2,913 in operating activities as compared to utilizing $1,287 in the corresponding period of the preceding year.  For the three months ended March 31, 2003, the Company utilized $215 in its investment activities, which related to the Newcor Inc. acquisition and the purchase of equipment.  In the corresponding period of the preceding year, the Company utilized $31 in its investment activities principally for the purchase of equipment.  Cash totaling $1,323 was used in financing activities during the three months ended March 31, 2003 principally for various repayments of debt instruments, compared to $46 for the three months ended March 31, 2002 principally for the purchase of treasury stock.

                        At March 31, 2003, the Company had working capital of approximately $22,195 and a current ratio of 1.9 to 1.  In addition, as described in Notes to Financial Statements, the Company had $41,514 of long-term debt outstanding.  The Company is obtaining its working capital needs through a revolving credit line totaling $18,000 which the Company considers to be more than adequate to handle its current working capital needs.

ITEM 4.          Controls and Procedures

          As of March 28, 2003 the Chairman of the Board, Chief Executive Officer and Chief Financial Officer, David A. Segal evaluated the effectiveness of the company’s disclosure control and procedures.  Based on his review, he has concluded that the disclosure controls and procedures in place are effective in all material respects to insure that the information relating to the Company in the reports that it filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed and summarized as and when required.

          As regards internal controls, his review did not indicate any significant changes in internal controls or other factors that could significantly affect these controls subsequent to March 28, 2003 including any corrective action with regard to significant deficiencies and material weaknesses.  The evaluation process and its results were reported to the EXX INC Audit Committee and to the outside auditors on April 24, 2003.

PART II.          OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K

(a)	99.1 Certification of Chief Executive Officer and Chief Financial Officer.

(b)	On February 5, 2003, a Form 8-K was filed regarding the acquisition of the reorganized Newcor stock. No financial statements were filed.

SIGNATURE

                        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: May 13, 2003	/s/ DAVID A. SEGAL

David A. Segal Chairman of the Board Chief Executive Officer Chief Financial Officer

CERTIFICATION

I, David Segal, Chairman of the Board, Chief Executive Officer, and Chief Financial Officer hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EXX INC (the “Registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ DAVID A. SEGAL

David A. Segal Chairman of the Board Chief Executive Officer Chief Financial Officer