Form 10-Q
period 2003-08-08
EXX INC/NV/
filed 2003-08-08
CIK 89261

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of common stock outstanding as of July 31, 2003: 10,412,307 Class A Shares and 858,093 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES

  CONSOLIDATED FINANCIAL STATEMENTS

  (In thousands, except share and per share amounts)

A. Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,806	$9,889
Accounts receivable, net	26,564	2,897
Inventories	13,032	2,711
Other current assets	1,859	304
Deferred tax asset	564	564

TOTAL CURRENT ASSETS	47,825	16,365
Property, plant and equipment, net	42,318	1,620
Goodwill	2,056	—
Other non-current assets	2,938	420

TOTALS	$95,137	$18,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and long-term debt, current portion	$4,798	$73
Accounts payable and other current liabilities	20,400	4,175

TOTAL CURRENT LIABILITIES	25,198	4,248

LONG-TERM LIABILITIES:
Long-term debt, less current portion	42,348	1,481
Pension liability and other post-retirement benefits	11,446	359
Deferred tax liability	596	596

TOTAL LONG-TERM LIABILITIES	54,390	2,436

Minority interest	94	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued.
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, Issued 874,693 shares and 624,693 shares	8	6
Capital in excess of par value	2,860	2,670
Accumulated other comprehensive loss	(237)	(237)
Retained earnings	13,689	10,147
Less treasury stock, 1,649,300 and 1,649,300 shares of Class A common stock and 16,600 and 16,600 shares of Class B common stock, at cost, respectively	(986)	(986)

Total stockholders’ equity	15,455	11,721

TOTALS	$95,137	$18,405

See notes to consolidated financial statements.

B.	EXX INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$42,414	$4,206	$72,271	$7,995
Cost of sales	34,282	2,788	58,740	5,395

Gross profit	8,132	1,418	13,531	2,600
Selling, general and administrative expenses	4,139	1,105	7,241	2,182

Operating income	3,993	313	6,290	418
Interest expense	(609)	(22)	(981)	(66)
Minority interest in income of consolidated subsidiary	(21)	—	(33)	—
Other income, net	16	39	108	100

Income before income taxes	3,379	330	5,384	452
Income taxes	(1,156)	(113)	(1,842)	(154)

Net income	$2,223	$217	$3,542	$298

Net income per common share
Basic	$.20	$.02	$.32	$.03

Assuming dilution	$.18	$.02	$.30	$.03

Weighted average shares outstanding
Basic	11,204,466	11,340,056	11,112,941	11,382,043

Assuming dilution	12,076,074	11,389,863	11,673,013	11,439,027

See notes to consolidated financial statements.

C.	EXX INC AND SUBSIDIARIES

Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	For the Six-Month Period Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities
Net income	$3,542	$298
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,898	110
Common stock issued for services	192	—
Changes in operating assets and liabilities, net	(7,456)	(905)

Net cash used in operating activities	(824)	(497)

Cash flows from investing activities
Excess of cash acquired net of cash expended in acquisition of company	1,008	—
Acquisition of property and equipment, net	(3,105)	(25)

Net cash used in investing activities	(2,097)	(25)

Cash flows from financing activities
Net repayments on revolving credit line	(425)	—
Repayment of term loan	(329)	—
Repayments on promissory notes/capital leases	(408)	(33)
Purchases of treasury stock	—	(103)

Net cash used in financing activities	(1,162)	(136)

Net decrease in cash and cash equivalents	(4,083)	(658)
Cash and cash equivalents, beginning of period	9,889	9,622

Cash and cash equivalents, end of period	$5,806	$8,964

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$189	$66

Income taxes	$175	$82

Supplemental disclosure of non-cash, investing and financing activities:
Issuance of notes payable for acquisition of property and equipment	$2,188	$—

See notes to consolidated financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1:    The unaudited consolidated financial statements of EXX INC (“the Company”) as of June 30, 2003 and 2002 reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. Certain financial information and footnote disclosure normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. Results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2:	Acquisition of Reorganized Newcor, Inc.

On January 31, 2003, a Plan of Reorganization of Newcor, Inc. (“Newcor”) became effective. Under a rights offering to stockholders included as part of Newcor’s Plan of Reorganization, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939. The shares purchased by the Company constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a subsidiary of the Company. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court in the District of Delaware. The source of funds for the Company’s purchase was cash on hand. In addition to the purchase made by the Company, certain former stockholders of Newcor, purchased shares of common stock of Newcor under the rights offering made in connection with the Plan of Reorganization. The former stockholders purchased an aggregate of 123 shares totaling $61, which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in the Company’s consolidated financial statements. The primary purpose of the acquisition of Newcor was to expand the Company’s operations. Newcor designs and manufactures precision machine components and assemblies, machine tools and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems mainly for the automotive and appliance industries.

The following condensed balance sheet reflects the assets and liabilities of Newcor at their fair market values at January 31, 2003.

(Unaudited)
Current assets	$38,203
Property and equipment	37,903
Intangibles and other assets	4,471

Total assets	$80,577

Current liabilities	$21,878
Long-term debt	40,215
Pension, post retirement and other liabilities	12,484

Total liabilities	$74,577

Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003.

Note 2:	Acquisition of Reorganized Newcor, Inc. (continued)

The following condensed income statement reflects the results of operations for the three months and six months ended June 30, 2003 and 2002 as if the acquisition of Newcor, occurred on January 1, 2002.

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Revenue	$42,414	$53,620	$84,287	$99,174
Net income	2,223	3,326	3,631	4,409
Earnings per share Basic	.20	.29	.33	.39
Assuming dilution	.18	.29	.31	.39

This information is not necessarily indicative of the actual results of operations that would have occurred had the acquisition of Newcor occurred on January 1, 2002.

Note 3:	Inventories

Inventories are summarized as follows:

	June 30, 2003	December 31, 2002
Cost and estimated earnings of uncompleted contracts in excess of related billings of $942 at June 30, 2003 and $0 at December 31, 2002	$841	$—
Raw materials	4,139	737
Work in process	953	152
Finished goods	7,099	1,822

	$13,032	$2,711

Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4:	Notes payable and Long-Term Debt

A summary of debt follows:

	June 30, 2003	December 31, 2002
Revolving credit line	$1,962	$—
Term loan, bank, variable interest, due 2008	4,604	—
Notes payable, secured	5,698	771
Capital lease obligations	782	783
Limited obligation revenue bonds, variable interest rate (1.3% for 2003) due 2008	6,100	—
Notes payable, 6% due 2013, unsecured	28,000	—

	47,146	1,554
Less current portion	(4,798)	(73)

	$42,348	$1,481

Note 5:    Earnings per share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended June 30, 2003 and June 30, 2002, these shares amounted to 871,608 shares and 49,807 shares respectively. For the six months ended June 30, 2003 and June 30, 2002, these shares amounted to 560,072 shares and 56,984 shares respectively.

Note 6:    Grant of Performance Award and stock options

On April 24, 2003, the Board of Directors of the Company approved a Performance Award to David A. Segal, CEO which included the granting of 250,000 shares of Class B common stock and the granting of options to purchase 1,900,000 shares of Class A common stock with an exercise price of $.89 and options to purchase 100,000 shares of Class B common stock with an exercise price of $1.15 Both option grants expire December 31, 2013 and are fully vested and exercisable upon grant. In April, 2003, the Company recorded compensation of approximately $192,000 relating to the Class B common stock issued to the Company CEO. The acts of the Board of Directors were approved by a stockholder vote on May 22, 2003 retroactive to the date of the grants.

The Company accounts for the granting of options under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the net income as the options granted to the CEO had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Stands Board No. 123 “Accounting for Stock-Based Compensation”, to stock based employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income, as reported	$2,223	$217	$3,542	$298
Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(772)	—	(772)	—

Pro forma net income	$1,451	$217	$2,770	$298

Earnings per share:
Basic, as reported	$.20	$.02	$.32	$.03
Basic, pro forma	$.13	$.02	$.25	$.03
Assuming dilution, as reported	$.18	$.02	$.30	$.03
Assuming dilution, pro forma	$.12	$.02	$.24	$.03

Note 7:    Segment Reporting

The Company is organized into two business segments: The Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck, and agricultural vehicle industries, machine tools as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry and toys.

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended June 30,
2003	$32,222	$10,192	$—	$42,414
2002	$2,129	$2,077	$—	$4,206
Operating income (loss) three months ended June 30,
2003	$3,366	$1,405	$(778)	$3,993
2002	$142	$291	$(120)	$313
Income (loss) before income taxes three months ended June 30,
2003	$3,405	$1,403	$(1,429)	$3,379
2002	$152	$271	$(93)	$330

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers six months ended June 30,
2003	$55,131	$17,140	$—	$72,271
2002	$3,920	$4,075	$—	$7,995
Operating income (loss) six months ended June 30,
2003	$5,738	$2,357	$(1,805)	$6,290
2002	$74	$663	$(319)	$418
Income (loss) before income taxes six months ended June 30,
2003	$5,758	$2,352	$(2,726)	$5,384
2002	$104	$623	$(275)	$452

ITEM 2.	EXX INC AND SUBSIDIARIES

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

A. Results of Operations

Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003. The results described below are not indicative of true period to period comparisons since the 2003 three month and six month periods include EXX INC for the full period and the Newcor portion only since January 31, while the 2002 three month and six month periods only include the EXX INC operations.

The Company is organized into two business segments, the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, and machine tools, electric motors and telecommunications equipment for those related industries. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components primarily for the automotive industry and toys.

Sales for the second quarter of 2003 were $42,414 compared to $4,206 in 2002, a 908% increase. The Mechanical Equipment segment reported second quarter sales of $32,222, which were an increase of $30,093 or 1,413% more than the prior year’s $2,129, while the six month sales totaled $55,131 compared to $3,920 a 1,306% increase, both primarily due to the acquisition of Newcor, Inc . The Plastics and Rubber segment second quarter sales reflected an increase of 391% to $10,192 from $2,077 in 2002, while the six month 2003 sales totaled $17,140 compared to $4,075 in 2002, both primarily due to the acquisition of Newcor, Inc. Without the acquisition, sales in the Mechanical Equipment segment increased 19% compared to the prior year’s three month period and 20% compared to the prior year’s six month period, while sales in the Plastic and Rubber segment increased 24% compared to the prior year’s three month period and 16% compared to the prior year’s six month period.

Gross profit for the second quarter 2003 totaled $8,132 compared to $1,418 for the comparable period in 2002, primarily due to the acquisition of Newcor, Inc. For the six month period, 2003 gross profit was $13,531 compared to $2,600 in 2002. Gross profit in the Mechanical Equipment group increased 502% compared to the prior year’s three month period and 832% compared to the prior year’s six month period. The Plastics and Rubber group accounted for a 112% increase in gross profit compared to the prior year’s three month period and 165% compared to the prior year’s six month period. Without the acquisition, gross profit in the Mechanical Equipment segment increased 52% compared to the prior year’s three month period and 50% compared to the prior year’s six month period, while the gross profit in the Plastics and Rubber segment (formerly Toys) increased 33% compared to the prior year’s three month period and 22% compared to the prior year’s six month period. Without the acquisition, on an overall basis, gross profit increased 42% compared to the prior year’s three month period and 33% compared to the prior year’s six month period, due primarily to the Mechanical Equipment segment.

Operating income was $3,993 in the second quarter of 2003 compared to an operating income of $313 during the second quarter of 2002. For the six months, operating income was $6,290 compared to operating income of $418 in 2002. The increase in operating income was primarily the result of the Newcor, Inc. acquisition.

Interest expense was $609, compared to $22 in the corresponding period last year. For the six months, interest expense was $981 compared to $66 for 2002. The increase in the interest expense is the result of the added indebtedness of Newcor, Inc. which increased total debt approximately $45,592 and is listed in Note 4.

The net income for the second quarter of 2003 was $2,223 or 20 cents per share basic and 18 cents assuming dilution compared to a net income of $217 or 2 cents per share (basic and assuming dilution) in the comparable period of 2002. On a six months basis, the net income was $3,542 or 32 cents per share basic and 30 cents assuming dilution compared to net income of $298 or 3 cents per share (basic and assuming dilution) for the 2002 period.

B. Liquidity and Capital Resources

For the six months ended June 30, 2003, the Company utilized $824 in operating activities as compared to utilizing $497 in the corresponding period of the preceding year. For the six months ended June 30, 2003, the Company utilized $2,097 in its investment activities, which related to the Newcor Inc. acquisition and the purchase of equipment. In the corresponding period of the preceding year, the Company utilized $25 in its investment activities principally for the purchase of equipment. Cash totaling $1,162 was used for financing activities during the six months ended June 30, 2003 for various repayments of credit lines, term loans and promissory notes compared to $136 used for the six months ended June 30, 2002 principally for the purchase of treasury stock.

At June 30, 2003, the Company had working capital of approximately $22,627 and a current ratio of 1.9 to 1. In addition, as described in Notes to Financial Statements, the Company had $47,146 of debt outstanding. The Company is obtaining its working capital needs through a revolving credit line totaling $18,000 which the Company considers to be more than adequate to handle its current working capital needs.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer, David A. Segal evaluated the effectiveness of the Company’s disclosure control and procedures. Based on his review, he has concluded that the disclosure controls and procedures in place are effective in all material respects to insure that the information relating to the Company in the reports that it filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed and summarized as and when required.

As regards internal controls, his review did not indicate any significant changes in internal controls or other factors that has materially affected or is reasonably likely to materially affect the registrant’s internal controls over financial reporting. The evaluation process and its results were reported to the EXX INC Audit Committee and to the outside auditors.

PART II. OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on May 22, 2003.

(b	)(c)	(1)	The proposal to re-elect the one Class A director, Norman H. Perlmutter, was passed by a vote of 9,854,479 shares in favor and 406,128 shares abstaining.

		(2)	The proposal to re-elect the Class B directors, namely, Jerry Fishman and Frederic Remington, each passed by a vote of 562,196 shares in favor and 44,411 shares abstaining and David A. Segal passed by a vote of 598,396 shares in favor and 8,211 shares abstaining.

(3) The proposal to approve the Performance Award to David A. Segal of; (a) 250,000 shares of Class B common stock; (b) options to purchase an aggregate of 1,900,000 shares of the Company’s Class A common stock; and (c) options to purchase 100,000 shares of the Company’s Class B common stock was passed by a vote of 5,651,504 shares in favor, 640,225 shares against and 25,756 shares abstaining.

(4) There were no other proposals made at this meeting.

ITEM 6.	Exhibits and Reports on Form 8-K

(a	)	99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

(b	)	99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c	)	99.3	Indenture Agreement, Newcor 6% Senior Increasing Rate notes due 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX Inc

Date: August 7, 2003	/s/ DAVID A. SEGAL
David A. Segal Chairman of the Board Chief Executive Officer Chief Financial Officer