Form 10-Q
period 2003-09-30
EXX INC/NV/
filed 2003-11-14
CIK 89261

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2003:

10,412,307 shares of Class A common stock and 858,093 shares of Class B common stock.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,323	$9,889
Accounts receivable, net	17,604	2,897
Inventories	11,676	2,711
Other current assets	2,031	304
Deferred tax asset	564	564
Assets held for sale	6,516	—

TOTAL CURRENT ASSETS	50,714	16,365
Property, plant and equipment, net	38,023	1,620
Goodwill	661	—
Other non-current assets	2,780	420

TOTALS	$92,178	$18,405

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable and long-term debt, current portion	$2,825	$73
Accounts payable and other current liabilities	18,010	4,175
Liabilities held for sale	358	—

TOTAL CURRENT LIABILITIES	21,193	4,248

LONG-TERM LIABILITIES:
Long-term debt, less current portion	41,837	1,481
Pension liability and other post-retirement benefits	11,171	359
Deferred tax liability	596	596

TOTAL LONG-TERM LIABILITIES	53,604	2,436

Minority interest	123	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, issued 874,693 shares and 624,693 shares, respectively	8	6
Capital in excess of par value	2,860	2,670
Accumulated other comprehensive loss	(237)	(237)
Retained earnings	15,492	10,147
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost, respectively	(986)	(986)

Total stockholders’ equity	17,258	11,721

TOTALS	$92,178	$18,405

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	$34,360	$4,208	$101,557	$12,203
Cost of sales	28,325	2,796	82,658	8,191

Gross profit	6,035	1,412	18,899	4,012
Selling, general and administrative expenses	2,918	1,116	9,900	3,298

Operating income	3,117	296	8,999	714
Interest expense	(830)	(22)	(1,811)	(88)
Minority interest in income of consolidated subsidiary	(29)	—	(62)	—
Other income, net	24	39	132	139

Income from continuing operations before income taxes	2,282	313	7,258	765
Income taxes	(785)	(106)	(2,489)	(260)

Income from continuing operations	1,497	207	4,769	505

Discontinued operations:
Income from discontinued operations of subsidiary, net of income taxes	306	—	576	—

Net Income	$1,803	$207	$5,345	$505

Basic Net income per common share
Income from continuing operations	$.13	$.02	$.43	$.04
Income from discontinued operations	$.03	$—	$.05	$—

Net Income	$.16	$.02	$.48	$.04

Assuming Dilution – Net Income per common share
Income from continuing operations	$.12	$.02	$.40	$.04
Income from discontinued operations	$.02	$—	$.04	$—

Net Income	$.14	$.02	$.44	$.04

Weighted average shares outstanding
Basic	11,270,400	11,131,359	11,166,004	11,297,563

Assuming dilution	12,769,441	11,157,073	12,052,779	11,348,417

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	For the Nine-Month Period Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities
Net income	$5,345	$505
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	62	—
Depreciation and amortization	4,616	160
Common stock issued for services	192	—
Changes in operating assets and liabilities, net	618	(741)

Net cash provided by (used in) operating activities	10,833	(76)

Cash flows from investing activities
Excess of cash acquired net of cash expended in acquisition of subsidiary	1,008	—
Acquisition of property and equipment, net	(5,758)	(27)

Net cash used in investing activities	(4,750)	(27)

Cash flows from financing activities
Net repayments on revolving credit line	(2,387)	—
Repayment of term loan	(576)	—
Repayments on promissory notes/ capital leases	(686)	(49)
Purchases of treasury stock	—	(181)

Net cash used in financing activities	(3,649)	(230)

Net increase (decrease) in cash and cash equivalents	2,434	(333)
Cash and cash equivalents, beginning of period	9,889	9,622

Cash and cash equivalents, end of period	$12,323	$9,289

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,585	$88

Income taxes	$1,200	$87

Supplemental disclosure of non-cash, investing and financing activities:

Issuance of notes payable for acquisition of property and equipment	$2,588	$—

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1:    Basis of Presentation

The unaudited consolidated financial statements of EXX INC (“Company”) as of September 30, 2003 and 2002 and for the three and nine month periods then ended set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. All significant inter company accounts and activities have been eliminated in consolidation. The unaudited consolidated financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. Results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Note 2:    Acquisition of Reorganized Newcor, Inc.

On January 31, 2003, a Plan of Reorganization of Newcor, Inc. (“Newcor”) became effective. Under a rights offering to stockholders included as part of Newcor’s Plan of Reorganization, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939. The shares purchased by the Company constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of the Company. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court for the District of Delaware. The source of funds for the Company’s purchase was cash on hand. In addition to the purchase made by the Company, certain former stockholders of Newcor, purchased shares of common stock of Newcor under the rights offering made in connection with the Plan of Reorganization. The former stockholders purchased an aggregate of 123 shares totaling $61, which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in the Company’s consolidated financial statements. The primary purpose of the acquisition of Newcor was to expand the Company’s operations. Newcor designs and manufactures precision machine components and assemblies, machine tools and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems principally for the automotive and appliance industries.

Note 2:    Acquisition of Reorganized Newcor, Inc. (continued)

The following condensed balance sheet reflects the assets and liabilities of Newcor at their fair market values at January 31, 2003.

(Unaudited)
Current assets	$38,203
Property and equipment	37,903
Intangibles and other assets	4,471

Total assets	$80,577

Current liabilities	$21,878
Long-term debt	40,215
Pension, post retirement and other liabilities	12,484

Total liabilities	$74,577

Newcor’s operations have been included in the consolidated financial statements of the Company commencing January 31, 2003.

The following reflects the results of continuing operations of the Company for the three months and nine months ended September 30, 2003 and 2002 as if the acquisition of Newcor occurred on January 1, 2002.

		Three months ended September 30		Nine months ended September 30
		2003	2002	2003	2002
Revenue		$34,360	$45,510	$112,569	$137,494
Net income		1,497	2,669	4,843	6,645
Earnings per share	Basic	.13	.24	.43	.59
	Assuming dilution	.12	.24	.40	.59

This information is not necessarily indicative of the actual results of continuing operations that would have occurred had the acquisition of Newcor occurred on January 1, 2002.

Note 3:    Inventories

Inventories are summarized as follows:

	September 30, 2003	December 31, 2002
Raw materials	$3,385	$737
Work in process	1,237	152
Finished goods	7,054	1,822

	$11,676	$2,711

Note 4:    Notes Payable and Long-Term Debt

A summary of long-term debt follows:

	September 30, 2003	December 31, 2002
Bank term loan, variable interest (.75% over prime), due 2008	$4,357	$—
Notes payable, secured by certain equipment (7% to 8.5%)	5,437	771
Capital lease obligations	768	783
Limited obligation revenue bonds, variable interest rate (1.3% for 2003) due 2008	6,100	—
Notes payable, 6% due 2013, unsecured	28,000	—

	44,662	1,554

Less current portion	(2,825)	(73)

	$41,837	$1,481

Newcor’s bank loan agreement contains an $18,000 revolving line of credit which is currently not being utilized.

Note 5:    Earnings Per Share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended September 30, 2003 and September 30, 2002, these shares amounted to 1,499,041 shares and 25,714 shares, respectively. For the nine months ended September 30, 2003 and September 30, 2002, these shares amounted to 886,775 shares and 50,584 shares, respectively.

Note 6:    Grant of Performance Award and Stock Options

On April 24, 2003, the Board of Directors of the Company approved a Performance Award to David A. Segal, Chairman and Chief Executive Officer, which included a grant of 250,000 shares of Class B common stock and a grant of options to purchase 1,900,000 shares of Class A common stock with an exercise price of $.89 and options to purchase 100,000 shares of Class B common stock with an exercise price of $1.15. Both option grants expire December 31, 2013 and are fully vested and exercisable upon grant. In April, 2003, the Company recorded compensation of approximately $192 relating to the Class B common stock issued to Mr. Segal. The grant of the Performance Award was approved by a stockholder vote on May 22, 2003 retroactive to the date of the grants.

The Company accounts for the granting of options under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net income as the options granted to Mr. Segal had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Stands Board No. 123 “Accounting for Stock-Based Compensation”, to stock based employee compensation.

Note 6:    Grant of Performance Award and stock options (continued)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$1,803	$207	$5,345	$505
Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	—	—	(772)	—

Pro forma net income	$1,803	$207	$4,573	$505

Earnings per share:
Basic, as reported	$.16	$.02	$.48	$.04
Basic, pro forma	$.16	$.02	$.41	$.04

Assuming dilution, as reported	$.14	$.02	$.44	$.04
Assuming dilution, pro forma	$.14	$.02	$.38	$.04

Note 7:    Subsequent Events

On October 3, 2003 the Company issued a Press Release regarding its Deco Engineering unit. This release was also filed as a form 8K dated October 8, 2003 with the Securities and Exchange Commission. Said press release follows in its entirety:

EXX’S NEWCOR SUBSIDIARY ANNOUNCES NEW MULTI MILLION DOLLAR SUPPLY CONTRACT WITH MAJOR CUSTOMER FOR PRECISION-MACHINED PARTS

Las Vegas, NV. October 3, 2003-EXX INC (Amex: EXX-A and EXX-B) today reported that the Deco Engineering unit of EXX’s Newcor, Inc. subsidiary has entered into a new supply contract with one of its major customer for a period in excess of three years. During 2002, the customer had notified Newcor that it would not renew its former supply agreement when its term expired in January 2003. The new supply contract assures the Newcor unit of a long-term supplier relationship with the customer on various parts currently in production, as well as certain additional benefits to other Newcor units dealing with the customer’s affiliates.

In 2002, Newcor–which was a stand-alone public reporting company until January 2003–had publicly announced the notice of non-renewal of the prior agreement. Sale of products under the former contract represented approximately 17% and 15% of Newcor’s total sales for the year ended December 31, 2002 and the first nine months of calendar year 2003, respectively. Notwithstanding the termination, at the customer’s request Newcor has continued to supply the customer with all its requirements for the product since January 31, 2003 and the new contract provides for Newcor to continue to do so until November 30, 2003, after which the contract provides for Newcor to supply a portion of the customer’s requirements.

Newcor recognized an impairment charge of $29.1 million in the quarter ended June 30, 2002 as a result of the notice of termination of the following agreement. Newcor ceased to be a separately reporting company as a result of EXX increasing its ownership from 30% to almost 100% in connection with Newcor’s emergence from Chapter 11 proceedings, at which time Newcor became a consolidated subsidiary of EXX for financial reporting purposes.

In order to achieve this new long-term contract certain price concessions were given to the customer. These price reductions will reduce the Newcor unit’s profit margins, however, Newcor believes that it will continue to recognize an acceptable level of profit margins, while it adjusts to the new volume levels and focuses on adding new business to replace the reduced volume of sales to this customer.

On October 8, 2003, the Company sold certain assets and liabilities of two Newcor, Inc. subsidiaries namely Midwest Rubber and Plastic, Inc. and a related real estate subsidiary to a group led by local management for a price of approximately $4.5 million plus additional contingent revenues over the next several years. The proceeds from the sale were used to reduce debt. The accounting for this transaction, which will occur in the fourth quarter of 2003, will be cash positive but will not impact on earnings as a result of purchase accounting adjustments required by GAAP. Please refer to the Forms 8-K filed September 24, 2003 and October 14, 2003 for additional information regarding this transaction. The following Condensed Balance Sheet represents the assets and liabilities of Midwest Plastics and Rubber, Inc. sold at their book value as of September 30, 2003.

(Unaudited)
Assets
Accounts receivable	$1,778
Inventories	543
Property, plant & equipment, net	2,800
Intangibles	1,395

$6,516

Liabilities
Accounts payable & other liabilities	$358

The following represents the statement of operations of Midwest Plastic and Rubber, Inc. for the three months and eight months ended September 30, 2003.

	September 30, 2003
	Three months ended	Eight months ended
	(unaudited)	(unaudited)
Net sales	$2,954	$8,028
Cost of sales	2,370	6,777

Gross profit	584	1,251
Selling general and administrative expenses	120	379

Operating income	464	872
Income tax	(158)	(296)

Net income	$306	$576

Note 8:    Segment Reporting

The Company is organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, machine tools as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry and toys.

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended September 30,
2003 (1)	$28,675	$5,685	$—	$34,360
2002	$2,005	$2,203	$—	$4,208

Operating income (loss) three months ended September 30,
2003 (1)	$2,647	$927	$(457)	$3,117
2002	$73	$324	$(101)	$296

Income (loss) before income taxes three months ended September 30,
2003 (1)	$2,069	$706	$(493)	$2,282
2002	$78	$303	$(68)	$313

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers nine months ended September 30,
2003 (1)	$83,806	$17,751	$—	$101,557
2002	$5,925	$6,278	$—	$12,203

Operating income (loss) nine months ended September 30,
2003 (1)	$8,385	$2,876	$(2,262)	$8,999
2002	$147	$987	$(420)	$714

Income (loss) before income taxes nine months ended September 30,
2003 (1)	$7,827	$2,650	$(3,219)	$7,258
2002	$182	$926	$(343)	$765

(1) Includes the results of Newcor from and after January 31, 2003, the date on which the Company acquired control of Newcor.

ITEM 2.	EXX INC AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except for per share amounts)

This quarterly report on Form 10-Q contains certain forward-looking statements which are covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company’s future financial performance. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company’s expectations include, without limitation, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, and other risks.

Results of Operations

Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003. The period to period comparisons set forth below are substantially affected by the Company’s acquisition of control of Newcor in accordance with Newcor’s bankruptcy plan of reorganization on January 31, 2003 since the 2003 three month and nine month periods include the historical EXX INC businesses for the full periods and the Newcor business only since January 31, while the 2002 three month and nine month periods only include the former EXX INC operations.

The Company is organized into two business segments, the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, and machine tools, electric motors and telecommunications equipment for those related industries. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine component products primarily for the automotive industry and toys.

The following information refers to results from continuing operations except for net income which includes discontinued operations.

Sales for the third quarter of 2003 were $34,360 compared to $4,208 in 2002, a $30,152 increase. The Mechanical Equipment segment reported third quarter sales of $28,675, which were an increase of $26,670 compared to the prior year’s $2,005, while the nine month sales totaled $83,806 compared to $5,925, a $77,881 increase, both primarily due to the acquisition of Newcor, Inc . The Plastics and Rubber segment third quarter sales reflected an increase of $3,482 to $5,685 from $2,203 in 2002, while the nine month 2003 sales totaled $17,751 compared to $6,278 in 2002, an increase of $11,473, both primarily due to the acquisition of Newcor. Excluding the effect of the Newcor acquisition sales in the Mechanical Equipment segment decreased 15% compared to the prior year’s three month period and decreased 27% compared to the prior year’s nine month period, while sales in the Plastic and Rubber segment decreased 22% compared to the prior year’s three month period and increased 3% compared to the prior year’s nine month period.

Gross profit for the third quarter 2003 totaled $6,035 compared to $1,412 for the comparable period in 2002, primarily due to the acquisition of Newcor, Inc. For the nine month period, 2003 gross profit was $18,899 compared to $4,012 for the same period in 2002. Gross profit in the Mechanical Equipment group increased $3,862 to $4,395 compared to $533 for the prior year’s three month period and increased $12,137 to $13,665 compared to the prior year’s $1,528 for the nine month period. The Plastics and Rubber group accounted for a $761 increase to $1,640 in gross profit from the prior year’s three month period of $879 compared to an increase of $3,629 to $5,234 compared to the prior year’s nine month period of $1,605. Excluding the effect of the Newcor acquisition, gross profit in the Mechanical Equipment segment decreased 27% compared to the prior year’s three month period and increased 23% compared to the prior year’s nine month period, while the gross profit in the Plastics and Rubber segment (formerly Toys) decreased 19% compared to the prior year’s three month period and increased 8% compared to the prior year’s nine month period. Excluding the effect of the Newcor acquisition, on an overall basis, gross profit decreased 28% compared to the prior year’s three month period and increased 14% compared to the prior year’s nine month period, due primarily to the Mechanical Equipment segment.

Operating income was $3,117 in the third quarter of 2003 compared to an operating income of $296 during the third quarter of 2002. For the nine months, operating income was $8,999 compared to operating income of $714 in 2002. The increase in operating income was primarily the result of the Newcor, Inc. acquisition. Operating income in the Mechanical Equipment segment for the three months ended September 30, 2003 increased $2,574 to $2,647 compared to the prior year’s three month period of $73 and increased $8,238 to $8,385 for the nine months ended September 30, 2003, compared to the prior year’s nine month period of $147. The Plastics and Rubber segment accounted for a $603 increase to $927 in the current three month operating income compared to the prior year’s three month period of $324 and a $1,869 increase to $2,876 in the current nine month operating income compared to the prior year’s nine month period of $987. Corporate expenses increased $356 compared to the prior year’s three month period and increased $1,842 compared to the prior year’s nine month period. Excluding the effect of the Newcor acquisition, operating income in the Mechanical Equipment segment decreased 149% compared to the prior year’s three month period and increased 275% compared to the prior year’s nine month period while the operating income in the Plastics and Rubber segment (formerly Toys) decreased 22% compared to the prior year’s three month period and increased 7% compared to the prior year’s nine month period. Corporate expenses increased 209% compared to the prior year’s three month period and increased 50% compared to the prior year’s nine month period. Excluding the effect of the Newcor acquisition on an overall basis operating income increased 254% compared to the prior year’s three month period and increased 32% compared to the prior year’s nine month period.

Interest expense for the third quarter of 2003 was $830, compared to $22 in the corresponding period last year. For the nine months, interest expense was $1,811 compared to $88 for 2002. The increase in the interest expense is the result of the added indebtedness of Newcor, Inc. which increased total debt approximately $43,108 and is described in Note 4 to the accompanying financial statements.

Net income for the third quarter of 2003 was $1,803 or $.16 per share basic and $.14 assuming dilution compared to a net income of $207 or $.02 per share (basic and assuming dilution) in the comparable period of 2002. On a nine months basis, the net income was $5,345 or $.48 per share basic and $.44 assuming dilution compared to net income of $505 or $.04 per share (basic and assuming dilution) for the 2002 period.

Liquidity and Capital Resources

At September 30, 2003, the Company reported working capital of approximately $29,521 and a current ratio of 2.4 to 1. In addition, as described in Notes to Financial Statements, the Company had $44,659 of debt outstanding. The Company is obtaining its working capital needs through available funds and a revolving credit line totaling $18,000 which the Company considers to be more than adequate to provide for its current working capital needs.

For the nine months ended September 30, 2003, operating activities provided $10,833 of cash as compared to cash used by operating activities of $76 in the corresponding period of the preceding year. For the nine months ended September 30, 2003, the Company utilized $4,750 in its investment activities, which related to the Newcor acquisition and the purchase of equipment. In the corresponding period of the preceding year, the Company utilized $27 in its investment activities principally for the purchase of equipment. Cash totaling $3,649 was used for financing activities during the nine months ended September 30, 2003 for various repayments of credit lines, term loans and promissory notes compared to $230 used for the nine months ended September 30, 2002 principally for the purchase of treasury stock.

The cash provided from operating activities in the third quarter is the result of the receipt of the accounts receivable balance from a major customer. This is not a trend and is not expected to continue in the future.

It is the Company’s intention to redeem the limited obligation revenue bonds totaling $6,100 in the last quarter of this year. The Company is currently exploring options to reduce its interest costs on the remaining outstanding obligations.

As regards the new multi-million dollar supply contract reported in Note 7 to the financial statements, the impact of the changes as described are not deemed to be material as to the total consolidated Company operations.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer, David A. Segal evaluated the effectiveness of the Company’s disclosure control and procedures. Based on his review, he has concluded that the disclosure controls and procedures in place are effective in all material respects to insure that the information relating to the Company in the reports that it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed and summarized as and when required.

As regards internal controls, his review did not indicate any significant changes in internal controls or other factors that have materially affected or is reasonably likely to materially affect the registrant’s internal controls over financial reporting. The evaluation process and its results were reported to the Company’s Audit Committee and to the outside auditors.

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibits

	3.1		Articles of Incorporation, EXX INC.	(1)

	10.1		Employment agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(2)

	10.2		Addendum to employment agreement covering Newcor employment with David A. Segal.

	10.3		Employment agreement covering Newcor employment with James J. Connor dated August 9, 2000.	(3)

	10.4		Agreement covering Newcor Change of Control with James J. Connor dated August 9, 2000.	(3)

	10.5		Addendum to employment agreement covering Newcor employment with James J. Connor.

	10.6		Addendum to Change in Control agreement covering Newcor employment with James J. Connor.

	31		Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Form S-4 Registration Statement dated July 25, 1994.
(2) Incorporated by reference to Newcor, Inc. 10Q report dated September 30, 2001.
(3) Incorporated by reference to Newcor, Inc. 10K report dated December 31, 2000.

(b.)	Reports on Form 8-K

	(i	)	On September 24, 2003 a Form 8-K was filed announcing the impending sale of assets of Midwest Rubber and Plastic, Inc., a Newcor subsidiary.

	(ii	)	On October 9, 2003 a Form 8-K was filed announcing the signing by a Newcor subsidiary of a new supply agreement with a major customer.

	(iii	)	On October 15, 2003 a Form 8-K was filed announcing the completion of the sale of assets of Midwest Rubber and Plastic, Inc., a Newcor subsidiary.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC
Date: November 13, 2003	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer