Form 10-K
period 2003-12-31
EXX INC/NV/
filed 2004-03-30
CIK 89261

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-5654

EXX INC

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0325271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1350 East Flamingo Road, Suite 689 Las Vegas, Nevada	89119-5263
(Address of Principal Executive Offices)	(Zip Code)

702-598-3223

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock Par Value $.01 Class A	American Stock Exchange
Common Stock Par Value $.01 Class B	American Stock Exchange

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

Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒.

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of March 23, 2004: 10,412,307 Class A shares and 858,093 Class B shares (exclusive of 1,649,300 Class A shares and 16,600 Class B shares held in registrant’s treasury). Of the shares outstanding, 4,654,948 Class A shares and 293,515 Class B shares are held by non-affiliates. The market value of the shares held by non-affiliates was $12,816,932 based on $2.58 and $2.75 per share, respectively of the closing price of the registrant’s Class A and Class B common stock on the American Stock Exchange on June 30, 2003.

Document incorporated by reference: Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in June, 2004.

PART 1

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “intend,” “will,” “expect,” “anticipate,” “plan,” “management believes,” “estimate,” “continue” or “position” or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties and that, although EXX believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements, based on those assumptions, also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to: its ability to continue to access funding for its operations; those discussed under “Environmental Compliance” in this Part 1; Item 3 of this report and other cautionary statements contained elsewhere throughout the “Business Section” of this report; the cyclical nature of the industries served by EXX, all of which have encountered significant downturns in the past; the level of production by and demand from EXX’s principal customers, upon which EXX is substantially dependent; whether, when and to what extent expected orders materialize; whether EXX will be able to successfully launch new programs; the impact on EXX of actions by its competitors, some of which are significantly larger and have greater financial and other resources than EXX; and developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by EXX. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by EXX that EXX’s plans and objectives will be achieved. Except as required by law, EXX undertakes no obligation to update any forward-looking statements.

Item 1.	Business.

EXX INC (“EXX”) is a holding company for businesses operated by its subsidiaries. These businesses are organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, machine tools as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry and toys. Hereafter, EXX and its various subsidiaries are referred to as (“the Group”). Financial information about each of EXX’s business segments is contained in Note 14 “Segment Information” to EXX’s Consolidated Financial Statements.

EXX is the holding Company resulting from the Reorganization of SFM Corporation (“SFM”) as approved by its shareholders at a special meeting on October 18, 1994 and effective on October 21, 1994. The purpose of adopting a holding company structure was to enhance EXX’s ability to obtain new financing by enabling potential investors to clearly focus on the strengths and diversity of EXX’s businesses and to protect each of EXX’s businesses to the extent possible from the business risks which arise out of its other businesses.

As part of the Reorganization, each outstanding share of SFM Common stock was converted into three shares of EXX Class A Common Stock and one share of EXX Class B Common Stock. The new stock is substantially identical to the old stock in rights and privileges except that holders of outstanding shares of Class B Common Stock have the right to elect two-thirds or the next rounded number of directors in excess of two-thirds if the number of Directors is not divisible by three, and the holders of outstanding shares of the Class A Common Stock have the right to elect the remaining directors of EXX.

Under the reorganization SFM became a wholly-owned subsidiary of EXX and each of SFM’s wholly-owned subsidiaries became wholly-owned subsidiaries of EXX with each subsidiary retaining its assets and liabilities and continuing its business. In order to effect the transactions, SFM distributed as a dividend to EXX all the outstanding stock of each of its subsidiaries as well as SFM’s cash, cash equivalents and certain promissory notes.

In March 2000, EXX paid a 400% stock dividend which provided for a dividend of four shares of Class A stock for each share of Class A and/or Class B common stock held. All transactions and disclosures in the consolidated financial statements relating to EXX’s Class A and Class B common stock have been restated to reflect this dividend.

On January 31, 2003, a Plan of Reorganization of Newcor, Inc. (“Newcor”) became effective. Under a rights offering to stockholders included as part of Newcor’s Plan of Reorganization, EXX purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939,000. The shares purchased by EXX constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of EXX. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court for the District of Delaware. The source of funds for EXX’s purchase was cash on hand. In addition to the purchase made by EXX, certain former stockholders of Newcor, purchased shares of common stock of Newcor under the rights offering made in connection with the Plan of Reorganization. The former stockholders purchased an aggregate of 123 shares totaling $61,000, which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in EXX’s consolidated financial statements. The primary purpose of the acquisition of Newcor was to expand EXX’s operations. Newcor through its subsidiaries, designs and manufactures precision machined components and assemblies, machine tools and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems principally for the automotive and appliance industries.

Newcor sells and markets its products into two market segments defined as automotive and light truck (59%) and heavy-duty components (41%) including class 8 over the highway trucks, agricultural equipment and other industrial markets. The percentages following the market definitions reflect the portion of 2003 consolidated revenue sold into that respective market. The markets served by Newcor are highly cyclical and are impacted by the general strength of the economy, by prevailing interest rates and by other factors outside the control of Newcor. The markets for automotive, heavy-duty trucks, agricultural equipment and capital goods, for which Newcor supplies goods and services, have all experienced both strengths in recent years as well as significant downturns.

Such downturns have materially adversely affected the revenues, profitability and cash flow of suppliers to these industries, including Newcor, and there can be no assurance that one or all such industries will not experience similar downturns in the future. A cyclical decline in overall demand in any of the markets served by Newcor would have a material adverse effect on EXX’s financial condition, results of operations and debt service capability.

Newcor operates in industries that are highly competitive, though fragmented. If any customer becomes dissatisfied with Newcor’s prices, quality or timeliness of delivery, it could award future business or move existing business to a competitor. There can be no assurance that Newcor’s products will continue to compete successfully with the products of competitors, including original equipment manufacturers (“OEMs”) themselves, many of which are significantly larger and have greater financial and other resources than Newcor.

During 2003, sales to each of two customers (Detroit Diesel Company and American Axle and Manufacturing) exceeded 10% of consolidated sales. Although EXX and its subsidiaries have ongoing supply relationships with approximately 175 customers, there can be no assurance that sales to customers will continue at the same levels or at all. Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers and continuation of these relationships is dependent upon the customers’ satisfaction with the price, quality and delivery of products, engineering capabilities and customer services. While management believes its relationships with its customers are mutually satisfactory, if any of these larger customers were to reduce substantially or discontinue their purchases, the financial condition and results of operations of EXX would be materially adversely affected. From time to time, suppliers to these large customers enter into agreements mandating periodic price reductions, which thereby, effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and Newcor is presently a party to several such agreements.

Mechanical Equipment Segment

This segment consists of seven operating units at December 31, 2003: Deco Engineering, Inc. (“DECO”), Blackhawk Engineering, Inc. (“Blackhawk”), Rochester Gear, Inc. (“RGI”), Machine Tool and Gear, Inc. (“MTG”), the Bay City division of Newcor, Inc., the Howell Electric Motors Division of SFM Corp. (“Howell”) and TX Technology Corp.

DECO produces high-volume precision machined engine and powertrain components and assemblies primarily for the heavy-duty truck market. Blackhawk’s principal line of business is machining large gray iron, nodular iron and steel foundry castings for companies with business in the agricultural market. RGI, and MTG produce high-quality shafts, axles, transmission parts, differential pins and gears, rear axle shafts and other machined components. RGI and MT&G participate primarily in the automotive market.

The Bay City division of Newcor, Inc. designs and assembles standard and special custom machines and systems to meet its customers’ welding, assembly, forming, heat treating and testing process requirements. The revenue from the Bay City division derives from a variety of markets including automotive, appliance, consumer goods, and others.

The Howell Electric Motors Division of SFM Corp. is engaged in the assembly and sale of alternating current, fractional and small integral motors ranging from 1/4 to 10 horsepower. Howell’s product line consists of such specialty items as blower motors designed for use in air conditioning systems, flat-type motors used in floor scrubbing and polishing machines, and motor pump assemblies used in food machinery products and a variety of other applications. In recent years, a substantial portion of Howell’s sales have been to the floor care service industry and the food machinery industry, and have been effected through Howell’s own marketing personnel and several independent sales representatives working on a commission basis.

In April 1994, TX Systems Inc., a newly formed subsidiary of EXX, acquired the operating assets and businesses of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the Cable Pressurization and Monitoring Systems business. The TX Systems Inc. acquisition together with the activities of another newly formed subsidiary—TX Technology Corp.—broadened our activities in the capital goods segment, allowing us entry to the telecommunications industry. The TX Companies operate the cable pressurization and monitoring system business. The business provides means to prevent telecommunications signal reductions through use of cable pressurization equipment and equipment to monitor cable pressure, as well as equipment to report the results of the monitoring over telephone lines.

Operating units in the Mechanical Equipment segment have numerous competitors, both domestic and foreign. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Substantially all of the segment’s revenue comes from domestic sales through either salaried sales staff or independent manufacturers’ representatives. Engineering design changes and model year changes mandated by the customers in both the automotive and heavy-duty truck market occur routinely and require the Group to maintain competitive pricing with strong business relationships to ensure that future business is attained.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a unit will depend upon a single supplier for a particular item when required by the customer. The Group has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, the Group has various patents and trademarks that have been obtained over a number of years and expire at various times. The loss of any patent or trademark would not materially affect the sales and profitability of EXX.

The Mechanical Equipment segment is considered seasonal, varying primarily on customer’s semi-annual shutdowns in July and December.

There are no unusual working capital requirements within the segment’s businesses. In general, new business opportunities and capacity enhancements within this segment require capital expenditures.

The Mechanical Equipment segment primarily operates under annual blanket purchase orders with its customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this segment.

Less than 1% of the segment’s revenue is derived from government or government related contracts.

Plastics and Rubber Segment

This segment consisted of five operations at December 31, 2003: Boramco, Inc. (“Boramco”), Plastronics Plus, Inc. (“Plastronics”), Henry Gordy International, Inc. (“Gordy”), Handi-Pac, Inc. (“Handi-Pac”) and Hi-Flier, Inc. (“Hi-Flier”).

The segment utilizes dip, cast and injection molding processes to manufacture both interior components (principally transmission shift boots, steering column and gearshift lever seals and air conditioning ducts) and engine compartment and other body components (body and dash panel grommets and fuel filler seals). The segment’s injection molding facilities are used to manufacture fluid recovery systems, hose and wire brackets, speaker seals and vacuum control systems.

Henry Gordy International, Inc. (“Gordy”) was formed during the third quarter of 1987 to conduct the business associated with certain assets purchased from Henry Gordy, Inc. and Gordy International, Inc.

Gordy markets a line of “impulse” toys through a national network of commissioned sales representatives, together with its own sales staff. Its products are distributed directly or through wholesalers to a wide range of retail outlets including, but not limited to, toy stores, department stores, discount chains, drug stores and supermarkets.

Gordy’s sales are derived from products manufactured to its specifications. In prior years, some of the products covered by the “Power Ranger” license caused sales to materially increase due to strong consumer demand. During the past several years, there were no licenses that individually had a material effect on sales. There are currently no significant licenses that are material to the Toy line. The majority of Gordy’s merchandise is manufactured in the Far East to Gordy’s specifications and shipped as required. No difficulties have been encountered in obtaining sources for the products, nor are any expected for the current year.

Inventories are maintained for anticipated orders. Gordy believes that its practices relating to all working capital items, including its inventory practices, do not materially differ from those used by other companies in similar endeavors and comparable in size to Gordy.

Gordy operates in a highly competitive market. It competes with many other companies, some of which have substantially greater resources and assets than Gordy. A substantial portion of toy sales are dependent on a contractual basis which are subject to re-negotiation at various times. The non-renewal of contractual sales would have a material adverse effect on the Plastics and Rubber segment of the business.

In February 1994, Hi-Flier Inc., a newly formed subsidiary of EXX, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years. This acquisition strengthened EXX’s Plastics and Rubber segment by providing product lines that compliment those of the Henry Gordy International Inc. subsidiary.

In February 1997, EXX (through a newly-formed subsidiary) acquired all the outstanding capital stock of Handi Pac, Inc., d/b/a Steven Manufacturing Co. (Handi Pac). Handi Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and educational toys. In addition during the third quarter of 1997, a wholly-owned subsidiary acquired the assets of Confectionery and Novelty Design International, LLC (“CANDI”), a Northbrook, Illinois maker of candy-filled toy products. While this acquisition was not a material purchase, it added a complimentary product to the business mix at that time.

Each of the operations in the Plastics and Rubber segment has several competitors, primarily all domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. All of the segment’s revenue results from domestic sales through either salaried sales staff or independent manufacturers’ representatives. Engineering design changes and model year changes mandated for the OEM’s in both the automotive and heavy-duty truck market occur routinely and require the Group to maintain competitive pricing with strong business relationships to ensure that future business is attained.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a member of the Group will depend upon a single supplier for a particular item when instructed by the customer. The Group has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, members of the Group have various patents and trademarks that have been obtained over a number of years and expire at various times. The loss of any patent or trademark would not materially affect the sales and profitability of EXX.

The Plastics and Rubber segment is considered seasonal, varying primarily with the automotive industries semi-annual shutdowns in July and December.

There are no unusual working capital requirements within the Rubber and Plastic segment’s divisions.

Newcor’s Plastics and Rubber segment primarily operates under annual blanket purchase orders with its customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this segment.

None of the segment’s revenue is derived from government contracts.

Environmental Compliance

Compliance by the Group with federal, state and local laws and regulations pertaining to the environment has not and is not anticipated to have any material effect on the capital expenditures, earnings or operations of the Group. All operations are subject to various federal, state and local environment laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes and the health and safety of employees (“Environmental Laws”). The nature of the Group’s current and former operations and the history of industrial uses at some of its facilities exposes the Group to the risk of liabilities or claims with respect to environmental and related worker health and safety matters. Compliance with Environmental Laws, stricter interpretations of or amendments to such laws or more vigorous enforcement policies by regulatory agencies may require material expenditures by the Group. In addition, under certain Environmental Laws a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.

Employees

At December 31, 2003, the Group had approximately 1000 employees. Approximately 17% of the Group’s employees and contract workers at December 31, 2003, were represented by collective bargaining agreements which expire in 2004. In addition, many of the Group’s customers employ workforces represented by unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between any part of the Group and its employees, or between any of its major customers and such customers’ employees, could have a material adverse effect on EXX’s financial condition and results of operations.

EXX does not have any foreign operations and, therefore, does not segregate its revenue by geographic area. Export sales, principally to customers in Mexico and Canada, represented less than 5% of consolidated revenue in the twelve-month period ended December 31, 2003.

Item 2.	Properties

The Group conducts its business in company-owned facilities totaling approximately 544,000 square feet and leased facilities totaling approximately 223,000 square feet of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Group. Leases expire at various times through 2008.

Below is a summary of the principal facilities:

Location	Square Footage	Type of Interest
Rochester Gear, Inc.
Clifford, MI	49,000	Owned

Blackhawk Engineering, Inc.
Cedar Falls, IA	54,000	Owned
Waterloo, IA	17,000	Leased

Machine Tool and Gear, Inc.
Corunna, MI	100,000	Owned
Fenton, MI	10,000	Owned

Deco Engineering, Inc.
Royal Oak, MI	105,000	Leased

Howell Electric Motors Div. of SFM Corp. & Gordy
Plainfield, NJ	120,000	Owned

TX Technology Corp.
Randolph, NJ	11,000	Leased

Handi-Pac, Inc.
Hermann, MO	90,000	Leased

Boramco, Inc.
Walkerton, IN	33,000	Owned

Plastronics Plus, Inc.
East Troy, WI	28,000	Owned	(Plant 1)
East Troy, WI	27,000	Owned	(Plant 2)

Bay City Div. of Newcor, Inc.
Bay City, MI	123,000	Owned

Item 3.	Legal Proceedings.

There were no significant legal proceedings against EXX or its subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters.

EXX’s Class A common stock and Class B common stock are traded on the American Stock Exchange. The following chart sets forth the high and low sales prices for the Class A common stock and Class B common stock for the two most recent fiscal years as reported on the American Stock Exchange.

Quarterly Price Information

	2003				2002
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$1.05	$.57	$1.15	$.76	$.80	$.45	$1.90	$1.35
Second Quarter	4.30	.77	4.53	1.05	.55	.45	1.60	1.00
Third Quarter	6.16	2.40	5.70	3.95	.48	.36	1.00	.80
Fourth Quarter	4.74	2.55	4.45	2.85	.75	.45	.98	.73

As of March 19, 2004, there were approximately 1200 stockholders of record of Class A shares and 350 stockholders of record of Class B shares.

EXX has not paid any dividends during the last two fiscal years.

Item 6.	Selected Financial Data.

	2003 (A)	2002	2001 (B)	2000(B)	1999
Sales and Income
Net sales	$135,474,000	$16,186,000	$18,382,000	$19,163,000	$21,158,000
Net Income	6,224,000	836,000	81,000	1,074,000	2,445,000
Per Share Data (C)
Net income-Basic
Continuing operations	$.51	$.07	$.01	$.08	$.12
Discontinued operations	.05

Net income	$.56	$.07	$.01	$.08	$.12
Net income-Diluted
Continuing operations	$.46	$.07	$.01	$.08	$.12
Discontinued operations	.05

Net income	$.51	$.07	$.01	$.08	$.12

Book value	1.61	1.06	.97	.93	.80

Financial Position
Current assets	$45,854,000	$16,365,000	$15,606,000	$15,269,000	$13,886,000
Total Assets	100,353,000	18,405,000	17,889,000	17,688,000	16,786,000

Current liabilities	19,390,000	4,248,000	4,306,000	3,720,000	4,047,000

Current ratio	2.4 to 1	3.9 to 1	3.6 to 1	4.1 to 1	3.4 to 1

Working capital	$26,464,000	$12,117,000	$11,300,000	$11,549,000	$9,839,000
Property and equipment, net	35,858,000	1,620,000	1,801,000	2,025,000	2,325,000
Long-term debt	37,846,000	1,554,000	1,621,000	1,690,000	1,747,000
Stockholders’ equity	18,098,000	11,721,000	11,050,000	11,427,000	10,207,000

(A)	Newcor operations have been included in the Consolidated Financial Statements of EXX commencing January 31, 2003. See Note 3 to the Consolidated Financial Statements.

(B)	Restated to reflect change in reporting entity. See Note 3 to the Consolidated Financial Statements.

(C)	As adjusted for a 400% stock dividend effective March 8, 2000, Class A and Class B shares retroactively shown.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the Forward-Looking Statements and Cautionary Statements at the beginning of this 10-K Report.

Due to the factors noted in the Forward-Looking Statements paragraph and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

In January 2003, under the Newcor, Inc. Plan of Reorganization, EXX purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. See Note 4 to the Consolidated Financial Statements which further discusses this event.

In prior periods, both Newcor and EXX have referred to an impending loss of a supply contract with a major customer. A press release and Form 8-K dated October 3, 2003 announced the signing of a new three year supply contract with that customer with certain reductions in prices and volume and certain potential additional benefits to other Newcor units dealing with the customer’s affiliates. In 2004, it is expected that the new contract will result in a revenue reduction of approximately $9,000,000 in the Mechanical Equipment Segment, which amount may be offset by increases in new business for the year from such customer.

2003 Compared to 2002

Net sales in 2003 were $135,474,000 compared to $16,186,000 in 2002 which was an increase of $119,288,000. Net sales represent a 737% increase from the prior year sales, due to the acquisition of Newcor. The Mechanical Equipment segment had total sales of $112,187,000 in 2003 compared to $8,299,000 in 2002, an increase of $103,888,000. The current year sales represent a 1,252% increase from the prior year sales due to the acquisition of Newcor. The Plastics and Rubber segment sales were $23,287,000 in 2003 compared to $7,887,000 in 2002, an increase of $15,400,000. The current year’s sales represent a 195% increase from the prior year sales due to the acquisition of Newcor. Excluding the effect of the Newcor acquisition, net sales in 2003 were $16,000,000 the Mechanical Equipment segment sales in 2003 were $8,298,000 and the Plastics and Rubber segment sales in 2003 were $7,702,000.

Gross profit was $25,126,000 in 2003 compared to gross profit of $5,253,000 in 2002, an increase of $19,873,000 due to the acquisition of Newcor. The Mechanical Equipment segment accounted for a $16,101,000 increase in gross profit while the Plastics and Rubber segment accounted for the difference due to the acquisition of Newcor. Gross profit as a percentage of sales decreased to 19% in 2003 compared to 32% in 2002. Excluding the effect of the Newcor acquisition, gross profit in 2003 was $5,374,000, Mechanical Equipment Segment gross profit was $2,852,000 and the Plastics and Rubber segment gross profit was $2,522,000.

Selling and G&A expenses were $14,442,000 in 2003, an increase of $10,344,000 from $4,098,000 in 2002. The increase relates to the acquisition of Newcor. Excluding the effect of the Newcor acquisition, in 2003 selling and G&A expenses were $4,137,000.

Operating income of $10,684,000 in 2003 represented an increase of $9,529,000 from the prior year’s operating income of $1,155,000 due to the acquisition of Newcor. The Mechanical Equipment segment generated operating income of $9,933,000 in 2003, an increase of $9,470,000 from an operating income of $463,000 in 2002, while the Plastics and Rubber segment operating income of $3,001,000 in 2003 represented an increase of $1,767,000 from an operating income of $1,234,000 in 2002, both increases due to the acquisition of Newcor. Corporate and other operating expenses in 2003 increased to $1,749,000 from $542,000 in the prior year due to the acquisition of Newcor. Excluding the effect of the Newcor acquisition, operating income in 2003 was $938,000. Mechanical Equipment segment in 2003 was $665,000, the Plastics and Rubber segment in 2003 was $1,002,000 and corporate and other operating expenses in 2003 were $729,000.

Interest expense was $2,149,000 in 2003 compared to $144,000 in 2002 due to the acquisition of Newcor. Excluding the effect of the Newcor acquisition, interest expense in 2003 was $106,000.

EXX generated net income of $6,224,000 or $.56 per A & B common share compared to a net income of $836,000 or $.07 per A & B common share in 2002. Excluding the effect of the Newcor acquisition, net income in 2003 was $802,000 or $.07 per A & B common share. There was no equity in losses of Newcor, Inc. in 2002 as the original investment was written off completely in 2001.

EXX reported a deferred tax asset of $1,511,000 at December 31, 2003 and a deferred tax asset of $564,000 at December 31, 2002. Management believes this asset will be realized by taxable earnings in the future.

2002 Compared to 2001

Net sales in 2002 were $16,186,000 compared to $18,382,000 which was a decrease of $2,196,000. 2002 sales represent a 12% decrease from the prior year sales. The Mechanical Equipment Segment reported total sales of $8,299,000 in 2002 compared to $10,910,000 in 2001, a decrease of $2,611,000. 2002 sales represented a 24% decrease from the prior year sales. The Plastics and Rubber Segment’s sales were $7,887,000 compared to $7,472,000 in 2001, an increase of $415,000. 2002 sales represented a 6% increase from the prior year sales.

Gross profit was $5,253,000 compared to the prior year’s $6,818,000, a decrease of $1,565,000. The Mechanical Equipment Segment accounted for a $1,870,000 decrease in gross profit while the Plastics and Rubber Segment accounted for the difference. Gross profit as a percentage of sales decreased to 32% compared to 2001’s 37% primarily due to the reduction in sales and the related gross profit percentage reduction by the Mechanical Equipment Segment.

Selling and G&A expenses were $4,098,000, a decrease of $341,000 from $4,439,000 in 2001. The decrease relates mostly to the reduction in expenses associated with the overall reduction in revenue.

The operating income of $1,155,000 represented a decrease in income of $1,224,000 from the prior year’s operating income of $2,379,000. The Mechanical Equipment Segment generated operating income of $463,000, a decrease of $1,522,000 from an operating income of $1,985,000 in 2001 while the Plastics and Rubber Segment’s operating income of $1,234,000 represented an increase of $223,000 from an operating income of $1,011,000 in 2001 Corporate and other operating expenses decreased to $542,000 from $617,000 in 2001.

Interest expense was $144,000 in 2002 compared to $140,000 in 2001.

EXX generated net income of $836,000 or $.07 per A & B share compared to a net income of $81,000 or $.01 per A & B share in 2001. There was no equity in losses of Newcor, Inc. in 2002 as the investment was written off completely in 2001. The equity in losses of Newcor, Inc. in 2001 was $1,679,000.

EXX reported a deferred tax asset of $564,000 at December 31, 2002. Management believes this asset will be realized by taxable earnings in the future.

The Mechanical Equipment segment operations in 2002 continued to decline due to the economic downturn, especially in the Telecommunications area. This was the second year of reporting a reduction of sales in spite of a strong sales effort and management’s work to introduce new products acceptance.

The Plastics and Rubber segment operations in 2002 were little changed from the prior 2001 year. The industry’s attempts to introduce major new products into the marketplace did not materialize. The US dollar weakness during the year along with the West Coast dock strike and continuing increases in labor and other marketing costs, provided added pressure to maintain profit margins. The small improvement in the Plastics and Rubber segment operations was not reflective of any industry trend, but the continuation of customers balancing their inventory levels.

Liquidity and Sources of Capital

During 2003, EXX generated $11,723,000 of cash flows from operating activities compared to $566,000 in 2002. In 2003, cash flow of $15,468,000 was provided from income before depreciation and amortization and deferred income taxes compared to $1,017,000 in 2002. The increase in cash flow in 2003 was principally due to the operations of Newcor. In 2003, cash flows of $2,416,000 were used to fund Newcor’s pension obligations as well as $5,325,000 to decrease accounts payable and other current liabilities which included accruals for administrative expenses associated with Newcor’s bankruptcy Filing and Plan of Reorganization. In 2003, operating cash flows increased $3,884,000 as a result of lower accounts receivable compared to a decrease of $320,000 in 2002 as a result of an increase in accounts receivable.

In 2003, EXX’s investing activities used cash of $1,743,000 compared to using cash of $29,000 in 2002. In 2003, cash was used primarily to purchase property and equipment totaling $5,228,000 offset by $2,500,000 of proceeds from the sale of net assets of a Newcor subsidiary and $935,000 of cash acquired from the acquisition of Newcor, while cash was used primarily to purchase property and equipment in 2002.

During 2003 and 2002, EXX’s financing activities used cash of $7,813,000 and $270,000, respectively. In 2003, EXX paid off $10,462,000 of long-term debt and obtained $2,588,000 from equipment financing and term loans. In addition, Newcor received $61,000 from the sale to minority shareholders of its new stock, while in 2002, EXX purchased $203,000 of treasury stock and made payments on notes totaling $67,000.

At the end of 2003, EXX had working capital of approximately $26,464,000 and a current ratio of 2.4 to 1. At the end of 2002, EXX had working capital of $12,117,000 and a current ratio of 3.9 to 1.

In January 2003, under the Newcor, Inc. Plan of Reorganization, EXX purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. See Note 4 to the Consolidated Financial Statements for further discussion of this event.

EXX considers its cash and cash equivalents of $12,056,000 together with its Newcor subsidiary’s line of credit of $6,000,000 to be adequate for its current operating needs.

EXX has no present plans that will require material capital expenditures for any of EXX’s businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations.

EXX believes the effects of inflation will not have a material effect on its future operations.

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

Inventories. Certain of our inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of our inventories are valued at the lower of cost, on the first-in, first-out (“FIFO”) method, or market. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made.

Income Taxes. We comply with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that it is more likely than not that our future taxable income will be sufficient to realize our deferred tax assets.

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

Item 8.	Financial Statements and Supplementary Data.

The financial statements and schedules required by this Item may be found beginning with the index page on page F-1 immediately following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.	Controls And Procedures.

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant’s disclosure controls and procedures as of December 31, 2003 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

In accordance with General Instruction G to Form 10-K, Items 10 through 13, identified below, have been omitted form this report. The information required in those Items, to the extent applicable, will be included in the registrant’s Proxy Statement for the current year, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial Statements

		Independent Auditors’ Report
		Consolidated Balance Sheets
		Consolidated Statements of Operations
		Consolidated Statements of Changes in Stockholders’ Equity
		Consolidated Statements of Cash Flows

	2.	Schedules to Financial Statements

		II - Valuation and Qualifying Accounts

3.	Exhibits

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization, EXX INC	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture.	(7)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal. *	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001 *	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal. *	(5)

10.4	Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000. *	(6)

10.5	Addendum to Employment Agreement covering Newcor employment with James J. Connor. *	(5)

10.6	Addendum to Change in Control Agreement covering Newcor employment with James J. Connor. *	(5)

21	List of Subsidiaries of EXX INC.

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1) Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.

	(2) Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.

	(3) Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

	(4) Incorporated by reference to Newcor Inc. Form 10-Q Report dated September 30, 2001.

(5) Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.

(6) Incorporated by reference to Newcor, Inc. Form 10-K Report dated December 31, 2000.

(7) Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.

*	Indicates a management contract or compensatory plan and arrangement.

(b)	Reports on Form 8-K

On October 9, 2003, a Form 8-K was filed announcing the signing by a Newcor subsidiary of a new supply agreement with a major customer.

On October 15, 2003, a Form 8-K was filed announcing the completion of the sale of assets of Midwest Rubber and Plastic, Inc., a Newcor subsidiary.

On November 13, 2003, a Form 8-K was filed announcing the issuance of a press release for the financial results for the quarter and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXX INC

By:	/s/ DAVID A. SEGAL

David A. Segal, Chairman of the Board

Date:	March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JERRY FISHMAN

Jerry Fishman, Director

Date:	March 29, 2004

By:	/s/ NORMAN H. PERLMUTTER

Norman H. Perlmutter, Director

Date:	March 29, 2004

By:	/s/ FREDERIC REMINGTON

Frederic Remington, Director

Date:	March 29, 2004

By:	/s/ DAVID A. SEGAL

David A. Segal, Chief Executive Officer Chief Financial Officer Chairman of the Board and Director

Date:	March 29, 2004

EXX INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT

SCHEDULE (ITEMS 8 AND 15 (d))

OTHER SCHEDULES ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED OR BECAUSE THE REQUIRED INFORMATION IS GIVEN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXX INC and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule listed in the accompanying index. In our opinion, the financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey

March 13, 2004

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$12,056,000	$9,889,000
Accounts receivable, less allowances of $180,000 and $119,000 in 2003 and 2002, respectively	17,928,000	2,897,000
Inventories	12,452,000	2,711,000
Other current assets	1,711,000	304,000
Refundable income taxes	196,000
Deferred tax asset	1,511,000	564,000

Total current assets	45,854,000	16,365,000

Property and equipment, net	35,858,000	1,620,000

Other assets
Goodwill	14,941,000
Intangible assets, net	1,986,000
Other	1,714,000	420,000

	18,641,000	420,000

	$100,353,000	$18,405,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$3,639,000	$73,000
Accounts payable and other current liabilities	15,751,000	3,859,000
Income taxes payable		316,000

Total current liabilities	19,390,000	4,248,000

Long-term liabilities
Long-term debt, less current portion	34,207,000	1,481,000
Post-retirement benefits, other than pension	3,406,000
Pension liability and other	7,566,000	359,000
Deferred tax liability	17,567,000	596,000

	62,746,000	2,436,000

Minority Interest	119,000

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 12,061,607 shares issued	121,000	121,000
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 874,693 and 624,693 shares issued, in 2003 and 2002 respectively	9,000	6,000
Capital in excess of par value	2,859,000	2,670,000
Accumulated other comprehensive loss	(276,000)	(237,000)
Retained earnings	16,371,000	10,147,000
Less treasury stock, 1,649,300 of Class A common stock and 16,600 of Class B common stock, at cost	(986,000)	(986,000)

Total stockholders’ equity	18,098,000	11,721,000

	$100,353,000	$18,405,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2003	2002	2001
Net sales	$135,474,000	$16,186,000	$18,382,000
Cost of sales	110,348,000	10,933,000	11,564,000

Gross profit	25,126,000	5,253,000	6,818,000
Selling, general and administrative expenses	14,442,000	4,098,000	4,439,000

Operating income	10,684,000	1,155,000	2,379,000

Other income (expenses)
Interest expense	(2,149,000)	(144,000)	(140,000)
Interest income	30,000	139,000	366,000
Other income	206,000	79,000	68,000
Minority interest in income of consolidated subsidiary	(58,000)
Equity in losses of Newcor, Inc.			(1,679,000)

	(1,971,000)	74,000	(1,385,000)

Income from continuing operations before income taxes	8,713,000	1,229,000	994,000
Income taxes	3,065,000	393,000	913,000

Income from continuing operations	5,648,000	836,000	81,000
Discontinued operations:
Income from discontinued operations of subsidiary, net of income taxes of $296,000	576,000

Net income	$6,224,000	$836,000	$81,000

Basic net income per common share:
Income from continuing operations	$0.51	$0.07	$0.01
Income from discontinued operations	0.05

Net income	$0.56	$0.07	$0.01

Assuming dilution net income per common share:
Income from continuing operations	$0.46	$0.07	$0.01
Income from discontinued operations	0.05

Net income	$0.51	$0.07	$0.01

Weighted average shares outstanding
Basic	11,192,000	11,230,000	11,939,000

Diluted	12,253,000	11,276,000	11,994,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Capital in Excess of Par Value	Comprehensive Income (Loss)		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Class A	Class B
Balances,
January 1, 2001	$121,000	$6,000	$2,670,000			$(312,000)	$9,230,000	$(288,000)	$11,427,000
Purchase of treasury stock								(495,000)	(495,000)
Net income				$81,000			81,000		81,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				37,000	(a)	37,000			37,000

Total comprehensive income				$118,000

Balances, December 31, 2001	121,000	6,000	2,670,000			(275,000)	9,311,000	(783,000)	11,050,000
Purchase of treasury stock								(203,000)	(203,000)
Net income				$836,000			836,000		836,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				38,000	(a)	38,000			38,000

Total comprehensive income				$874,000

Balances, December 31, 2002	121,000	6,000	2,670,000			(237,000)	10,147,000	(986,000)	11,721,000
Stock-based compensation issued to chief executive officer		3,000	189,000						192,000
Net income				$6,224,000			6,224,000		6,224,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				(39,000	) (a)	(39,000)			(39,000)

Total comprehensive income				$6,185,000

Balances, December 31, 2003	$121,000	$9,000	$2,859,000			$(276,000)	$16,371,000	$(986,000)	$18,098,000

(a)	Minimum pension liability adjustment has been recorded net of tax effects of ($20,000), $19,000, and $19,000, respectively, in 2003, 2002 and 2001.

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2003	2002	2001
Cash flows from operating activities
Net income	$6,224,000	$836,000	$81,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,743,000	210,000	248,000
Deferred income taxes	2,501,000	(29,000)	112,000
Common stock issued as compensation	192,000
Minority interest in income of consolidated subsidiary	58,000
Equity in losses of Newcor, Inc.			1,679,000
Loss on abandonment of property and equipment	40,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	3,884,000	(320,000)	711,000
Inventories	89,000	(91,000)	375,000
Other current assets	854,000	(58,000)	110,000
Refundable income taxes	(196,000)	21,000	131,000
Other assets	(609,000)	62,000	(88,000)
Accounts payable and other current liabilities	(5,325,000)	(381,000)	158,000
Income taxes payable	(316,000)	316,000
Post retirement and pension payments	(2,416,000)

Net cash provided by operating activities	11,723,000	566,000	3,517,000

Cash flows from investing activities
Purchases of property and equipment	(5,228,000)	(29,000)	(24,000)
Proceeds from sale of discontinued operations	2,550,000
Excess of cash acquired net of cash expended in acquisition of Newcor, Inc.	935,000
Proceeds from maturities of short-term investments			600,000
Purchase of investments in Newcor, Inc.			(1,679,000)

Net cash used in investing activities	(1,743,000)	(29,000)	(1,103,000)

Cash flows from financing activities
Payments on long-term debt	(10,462,000)	(67,000)	(69,000)
Proceeds from equipment financing and term loans	2,588,000
Investment in subsidiary by minority shareholders	61,000
Purchase of treasury stock		(203,000)	(495,000)

Net cash used in financing activities	(7,813,000)	(270,000)	(564,000)

Net increase in cash and cash equivalents	2,167,000	267,000	1,850,000
Cash and cash equivalents, beginning of year	9,889,000	9,622,000	7,772,000

Cash and cash equivalents, end of year	$12,056,000	$9,889,000	$9,622,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2003	2002	2001
Supplemental disclosures of cash flow information, cash paid during the year for:
Interest	$1,444,000	$143,000	$85,000

Income taxes	$2,202,000	$85,000	$670,000

Supplemental disclosure of noncash investing and financing activity, discontinued operations sold for a note receivable	$250,000	$—	$—

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

EXX INC and Subsidiaries (collectively the “Company”) operate primarily in the mechanical equipment industry and the plastics and rubber industry. The Company’s operations primarily involve the design and manufacturing of precision machined components and assemblies and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Operations in the mechanical equipment industry also involve the design, assembly and sale of capital goods, such as electric motors and cable pressurization equipment. Operations in the plastics and rubber industry also include the importation and sale of impulse toys. The Company’s mechanical equipment products are incorporated into customers’ products or are used to maintain customers’ equipment.

2.	Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of EXX INC and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenues when goods are shipped and title passes to customers. Provisions are established, as appropriate, for uncollectible accounts, returns and allowances and warranties in connection with sales.

One subsidiary of the Company records profit or losses on its contracts to build mechanical equipment on the completed contract method. Under that method, billings (including estimates of amounts billable for work already performed) and costs are accumulated during period of fabrication, but no profits are recorded before completion of the mechanical equipment.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2003, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying consolidated balance sheets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Inventories

Certain inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of the inventories are valued at the lower of cost, on the first-in, first-out (“FIFO”) method, or market.

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

Buildings and improvements	15 - 25 years
Machinery and equipment	3 - 20 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Advertising

Advertising costs are charged to operations as incurred and were $75,000, $29,000 and $59,000 for 2003, 2002 and 2001, respectively.

Research and Development Costs

Expenditures for research and development are charged to operations as incurred and were $233,000, $280,000 and $193,000 for 2003, 2002 and 2001, respectively.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but as required, the Company performs annual testing for impairment (comparison of estimated fair value to carrying value). Several factors are used to evaluate the recoverability of goodwill, including management’s plans for future operations, recent operating results and each division’s projected undiscounted cash flows.

Intangible Assets

Intangible assets are being amortized over their estimated useful or economic lives using the straight-line method as follows:

Patents	10 years
Customer lists	3 years

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax benefits recognized from the deduction of goodwill are used to reduce the carrying value of goodwill in the financial statements as they are realized. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Income Per Common Share

SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Unexercised stock options to purchase 2,150,000 shares of the Company’s Class A Common Stock as of December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s Class A Common Stock.

Stock-Based Compensation

The Company follows SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

3.	Acquisition of Newcor, Inc.

In July 2001, the Company purchased an additional 679,994 shares of Newcor Inc. (“Newcor”) common stock and $500,000 principal amount of Newcor’s 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company’s Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company’s acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company’s ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of December 31, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company reduced its investment (including subordinated notes) in Newcor to zero. In February 2002, Newcor filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Act. As a result of the reorganization plan approved by the creditors, these shares were of no value at December 31, 2002 and were effectively cancelled via the reorganization.

On January 31, 2003, the Plan of Reorganization of Newcor became effective and under a rights offering to stockholders, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939,000. The shares purchased by the Company constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of the Company. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court for the District of Delaware. The source of funds for the Company’s purchase was cash on hand. In addition to the purchase made by the Company, certain former stockholders of Newcor, purchased shares of common stock of Newcor under the rights offering. The former stockholders purchased an aggregate of 123 shares totaling $61,000 which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in the Company’s consolidated financial statements. The primary purpose of the acquisition of Newcor was to expand the Company’s operations. Newcor designs and manufactures precision machine components and assemblies, machine tools and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems principally for the automotive and appliance industries.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisition of Newcor, Inc. (continued)

The following condensed balance sheet reflects the assets and liabilities of Newcor at their fair market values at January 31, 2003.

Current assets	$38,274,000
Property and equipment	38,027,000
Intangibles and other assets	19,494,000

Total assets	$95,795,000

Current liabilities	$21,168,000
Long-term debt	40,215,000
Pension, post retirement and other liabilities	12,970,000
Deferred tax liabilities	15,442,000

Total liabilities	$89,795,000

Intangible assets include goodwill of approximately $16,840,000 and approximately $2,219,000 allocated to customer lists and patents which will be amortized over periods ranging from 3 to 10 years. Goodwill was reduced by $1,899,000 to give effect to the tax benefits derived from the amortization of goodwill for income tax purposes for the year ended December 31, 2003.

Newcor’s operations have been included in the consolidated financial statements of the Company commencing January 31, 2003. The following reflects the pro forma results for the years ended December 31, 2003 and 2002 as if the acquisition of Newcor occurred on January 1, 2002.

	Year Ended December 31,
	2003	2002
Revenue	$146,486,000	$172,880,000
Income from continuing operations	5,712,000	7,915,000
Earnings per share
Basic	.51	.70
Diluted	.47	.70

This information is not necessarily indicative of the actual results had the acquisition of Newcor occurred on January 1, 2002.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Discontinued operations

In September 2003, the Company completed the sale of the net assets of one of Newcor’s subsidiaries, formerly a part of the Plastics and Rubber segment, for a selling price of $2,800,000 of which $2,550,000 was received in cash at closing, with the balance due in the form of a $250,000 interest bearing note. Since the net assets of the subsidiary were recorded at their fair market value as a result of purchase accounting adjustments, no gain was recognized on the sale. The net sales and pretax income of the subsidiary for the year ended December 31, 2003 prior to the disposition date were $8,024,000 and $872,000, respectively.

5.	Inventories

Inventories consist of the following at December 31, 2003 and 2002:

	2003	2002
Raw materials	$6,208,000	$737,000
Work-in-progress	2,652,000	152,000
Finished goods	3,592,000	1,822,000

	$12,452,000	$2,711,000

Inventories stated on the LIFO method amounted to $247,000 and $316,000 at December 31, 2003 and 2002, respectively, which amounts are below replacement cost by approximately $357,000 and $391,000, respectively.

During 2003, 2002, and 2001, net income was not materially affected as a result of using the LIFO method.

6.	Property and equipment

Property and equipment consists of the following at December 31, 2003 and 2002:

	2003	2002
Land	$1,622,000	$41,000
Buildings and improvements, including $1,614,000 under a capital lease	13,642,000	2,993,000
Machinery and equipment	34,473,000	6,491,000

	49,737,000	9,525,000
Less accumulated depreciation and amortization, including $668,000 and $614,000 under a capital lease in 2003 and 2002, respectively	13,879,000	7,905,000

	$35,858,000	$1,620,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible assets

Intangible assets at December 31, 2003 are summarized as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,795,000	$155,000	$1,640,000
Customer lists	500,000	154,000	346,000

	$2,295,000	$309,000	$1,986,000

Amortization expense for the year ended December 31, 2003 was $309,000.

Estimated amortization expense for the five years subsequent to December 31, 2003 is as follows:

Year ending December 31,
2004	$346,000
2005	346,000
2006	192,000
2007	180,000
2008	180,000

8.	Long-term debt

Long-term debt at December 31, 2003 and 2002 is comprised of the following:

			2003	2002
Term note with monthly payments of approximately $82,217 plus interest of prime (4% at December 31, 2003) plus .75% per annum through January 2006, collateralized by substantially all of the assets of various subsidiaries	(a	)	$3,911,000	$—
Promissory notes with monthly payments of approximately $115,000, including interest at various rates ranging from 6.25% - 8.5%, collateralized by certain equipment of Newcor and its subsidiaries			4,407,000
Unsecured senior notes	(b	)	28,000,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Long-term debt (continued)

			2003	2002
Note payable with monthly payments of approximately $4,000, including interest at 4% per annum, through September 2015, collateralized by substantially all of the assets of a subsidiary	(c	)	398,000	400,000
Note payable with monthly payments of approximately $2,000, including interest at 4% per annum, through December 2023, collateralized by substantially all of the assets of a subsidiary	(c	)	371,000	371,000
Capital lease obligation of a subsidiary	(c	)	759,000	783,000

			37,846,000	1,554,000
Less current portion			3,639,000	73,000

			$34,207,000	$1,481,000

Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31,
2004	$3,639,000
2005	2,054,000
2006	1,957,000
2007	1,804,000
2008	359,000

(a)	As of January 31, 2003, Newcor and its subsidiaries entered into a three-year credit facility of approximately $23,000,000 with a financial institution which included a revolving credit line and the term note (the “Credit Agreement”). The revolver borrowing availability was based on a percentage of accounts receivable and inventory balances less certain reserves as specified in the Credit Agreement. Interest on the borrowings was .75% over the prime-lending rate. The prime rate at December 31, 2003 was 4.0%. To the extent that the borrower had cash on hand with the financial institution, interest on the borrowings was not incurred. The term loan required payments based on a five-year amortization period with a balloon payment due upon termination of the facility on January 31, 2006. At December 31, 2003, there was no balance outstanding on the revolving credit line.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Long-term debt (continued)

On February 22, 2004, the Credit Agreement was terminated by Newcor and a new bank facility (the “2004 Credit Agreement”) was entered into with National City Bank. The 2004 Credit Agreement allows for $6,000,000 of available borrowings with reducing availability based upon an equal monthly amortization over three years, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $4,407,000 of equipment notes.

(b)	Newcor and its subsidiaries entered into an agreement with various unsecured debtors as a result of the Plan of Reorganization (the “Unsecured Notes”). The Unsecured Notes bear interest at 6% in the first 5 years and 7% in the last five years of these ten-year notes. Annual amortization is based on excess cash flow as defined in the indenture but is generally calculated as earnings before income taxes plus depreciation and amortization less capital expenditures up to a maximum of $5,000,000, less cash paid for taxes, less term debt reductions. The balance remaining after amortization based on the excess cash flow is due upon maturity of the notes on January 31, 2013. No principal payment was required on the Unsecured Notes for the year ended December 31, 2003.

(c)	At December 31, 2003, these notes and the capital lease obligation were in default and accordingly have been classified as currently due.

9.	Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 2003 and 2002:

	2003	2002
Trade accounts payable	$5,871,000	$578,000
Warranty	340,000	444,000
Payroll and related costs	3,940,000	987,000
Progress billings	1,433,000
Commissions payable	377,000	298,000
Refundable purchase discounts	645,000	535,000
Other	3,145,000	1,017,000

	$15,751,000	$3,859,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes

The provision for income taxes consists of the following:

	2003	2002	2001
Current
Federal	$262,000	$401,000	$800,000
State	302,000	21,000

	564,000	422,000	800,000
Deferred
Federal	2,501,000	(29,000)	113,000

	$3,065,000	$393,000	$913,000

For the years ended December 31, 2002 and 2001, substantially all of the Company’s taxable income was generated in states with no state or local income taxes.

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2003%	2002%	2001%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	3.4	1.0
Change in valuation allowance			57.4
Other	(2.2)	(3.1)	0.5

Effective income tax rate	35.2	31.9	91.9

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes (continued)

	2003	2002
Deferred tax assets
Allowance for doubtful accounts, warranty and notes receivable	$268,000	$438,000
Equity in loss of Newcor	1,068,000	1,068,000
Inventories	215,000	78,000
Pension and post retirement obligations	3,591,000
Accrued liabilities and other	1,028,000	48,000

	6,170,000	1,632,000
Valuation allowance	(1,068,000)	(1,068,000)

	$5,102,000	$564,000

Deferred tax liabilities
Accumulated DISC earnings	$(536,000)	$(509,000)
Property and equipment	(4,230,000)
Pension obligations		(19,000)
Intangible assets	(321,000)
Investment in subsidiaries	(15,873,000)
Other	(198,000)	(68,000)

	(21,158,000)	(596,000)

Deferred tax asset (liability), net	$(16,056,000)	$(32,000)

The amounts are recorded in the consolidated balance sheets as follows:

	2002	2001
Deferred tax asset, current	$1,511,000	$564,000
Deferred tax liability	(17,567,000)	(596,000)

	$(16,056,000)	$(32,000)

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension plans and post retirement benefits, other than pensions

The Company provides retirement benefits for certain employees under several defined benefit pension plans. Benefits from these plans are based on compensation, years of service and either fixed dollar amounts per years of service or employee compensation during the later years of employment. The assets of the pension plans consist principally of cash equivalents, corporate and government bonds, and common and preferred stocks.

The Company’s funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Effective January 1, 1988 one of the plans was curtailed through an amendment to freeze benefits and future participation. Effective December 31, 2003 most of the benefits under the largest plan were curtailed through an amendment to freeze benefits and future participation for most employees.

Net periodic pension cost for the Company-sponsored plans is as follows:

	2003	2002	2001
Service cost	$905,000	$69,000	$71,000
Interest cost	2,499,000
Expected return on plan assets	(2,645,000)	(81,000)	(69,000)
Amortization of unrecognized prior service cost	250,000
Amortization of unrecognized losses/(gains)	321,000	21,000	29,000

Net periodic pension cost	$1,330,000	$9,000	$31,000

The following table sets forth the changes in benefit obligations for the years ended December 31, 2003 and 2002 for the Company-sponsored defined benefit pension plans:

	2003	2002
Projected benefit obligation beginning of the year	$39,083,000	$1,069,000
Service cost	905,000
Interest cost	2,499,000	69,000
Amendments	199,000
Actuarial (gain) loss	191,000	(32,000)
Benefits paid	(2,308,000)	(82,000)

Projected benefit obligation end of year	$40,569,000	$1,024,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension plans and post retirement benefits, other than pensions (continued)

The following table sets forth the change in plan assets for the years ended December 31, 2003 and 2002 for the Company-sponsored defined benefit pension plans:

	2003	2002
Fair value of plan assets at prior measurement date	$29,417,000	$1,052,000
Actual return on plan assets	2,178,000	85,000
Interest	2,557,000
Employer contributions	2,802,000	30,000
Benefits paid	(2,308,000)	(82,000)

Fair value of plan assets at prior measurement date	$34,646,000	$1,085,000

The funded status for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Funded status	$(5,923,000)	$61,000
Unrecognized net actuarial loss (gain)	(1,230,000)

Net amount recognized	$(7,153,000)	$61,000

Amounts recognized in the consolidated balance sheets consist of the following:

	2003	2002
Prepaid benefit cost	$413,000	$420,000
Accrued benefit cost	(7,566,000)	(359,000)

Net amount recognized	$(7,153,000)	$61,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension plans and post retirement benefits, other than pensions (continued)

Weighted average assumptions used to determine benefit obligations for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Discount rate	6.25%	7%	7%
Rate of compensation increase	2%	0%	0%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Discount rate	6.75%	7%	7%
Expected long-term rate of return on plan assets	9%	8%	8%
Rate of compensation increase	2%	0%	0%

The accumulated benefit obligation for all defined benefit pension plans was $40,189,000 and $1,025,000 at December 31, 2003 and 2002, respectively.

The weighted average asset allocations of the Company’s pension plans at December 31, 2003 and 2002 are as follows:

	2003	2002
Debt Securities	38.0%	2%
Equity Securities	59.4%	5%
Annuities and other	2.6%	93%

	100%	100%

The Company expects to contribute $652,000 to its pension plans during the year ended December 31, 2004.

Newcor is obligated to provide health care and life insurance benefits to certain eligible retired employees. However, all post retirement benefits, other than pensions, were discontinued for all employees who retired after January 1, 1993. This plan obligation is unfunded but the accumulated post retirement benefit obligation, as actuarially determined, has been fully accrued for in the accompanying consolidated balance sheets. The medical plan pays a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs or other group coverage. The cost of providing these benefits is shared with the retirees. The cost sharing arrangements limit Newcor’s future retiree medical cost increases to the rate of inflation, as measured by the Consumer Price index.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options

During 1994, the Company’s Board of Directors adopted, and the stockholders approved, the 1994 stock option plan (the Plan) pursuant to which 5,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options granted to officers, directors, employees and consultants of the Company. Options under the Plan may be incentive stock options, nonqualified stock options, or any combination thereof, and the Board of Directors (Committee) may grant options at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. Unless previously terminated, the Plan shall terminate in October 2004. At December 31, 2003 and 2002, options to purchase 5,000,000 shares of Class A common stock were available for grant under the Plan.

The status of the Company’s stock options are summarized below:

	Options		Per Share Exercise Price	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2002, 2001 and 2000	2,250,000	(a)	$0.65 - $1.00	$0.74
Options expired in 2003	(2,250,000)		$0.65 - $1.00	$0.74
Options issued in 2003	2,000,000	(b)	$0.89 - $1.15	$0.90

Outstanding and exercisable at December 31, 2003	2,000,000		$0.89 - $1.15	$0.90

(a)	Includes options to purchase 2,150,000 shares of Class A common stock and 100,000 shares of Class B common stock.

(b)	Includes options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock, exercisable at grant date and expire in 2013.

In addition to the options issued as a performance award to the CEO in (b) above in 2003, the Board of Directors approved and the shareholders ratified the issuance of 250,000 shares of Class B common stock to the CEO. The Company recorded compensation expense of $192,000 for these shares in the year ended December 31, 2003.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2003. The following assumptions were applied in determining the pro forma compensation cost:

2003
Risk-free interest rate	3.56%
Expected option term	5 years
Expected price volatility	56% - 85%
Dividend yield	—

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options (continued)

Had compensation cost for the Company’s stock option grant been determined based on the fair value, at the grant or issue date, in 2003 and, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

Net income, as reported	$6,224,000
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(629,000)

Net income, pro forma	$5,595,000

Earnings per share:
Basic net income per share as reported	$0.56

Diluted net income per share as reported	$0.51

Basic net income per share pro forma	$0.50

Diluted net income per share as pro forma	$0.46

13.	Commitments and contingencies

Leases

The Company leases certain office and plant facilities under a non-cancellable operating lease expiring in February 2006.

Future minimum lease payments under this lease is as follows:

Fiscal year ending,
2004	$418,000
2005	418,000
2006	41,000

Rent expense for 2003, 2002 and 2001 amounted to $395,000, $78,000 and $77,000, respectively.

Employment Agreement

The Company and its subsidiaries have employment agreements with two officers, one of whom is a principal stockholder, for minimum annual salaries totaling $1,050,000, adjusted annually for increases in the Consumer Price Index, plus bonuses based on the Company’s earnings. The agreements expire at various dates through 2011.

Litigation

The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment information

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Segment information listed below reflects the two principal business units of the Company (as described in Note 1). Each segment is managed according to the products, which are provided to the respective customers, and information is reported on the basis of reporting to the Company’s Chief Operating Decision Maker.

Operating segment information for 2003, 2002, and 2001 is summarized as follows:

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2003
Net sales	$112,187,000	$23,287,000	$—	$135,474,000

Income (loss) from continuing operations before income taxes	$9,987,000	$2,911,000	$(4,185,000)	$8,713,000

Assets	$47,119,000	$15,107,000	$38,127,000	$100,353,000

Depreciation and amortization	$4,506,000	$1,194,000	$1,043,000	$6,743,000

Capital expenditures	$5,009,000	$134,000	$85,000	$5,228,000

2002
Net sales	$8,299,000	$7,887,000	$—	$16,186,000

Income (loss) before income taxes	$516,000	$1,195,000	$(482,000)	$1,229,000

Assets	$3,183,000	$6,169,000	$9,053,000	$18,405,000

Depreciation and amortization	$80,000	$130,000	$—	$210,000

Capital expenditures	$27,000	$2,000	$—	$29,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment information (continued)

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2001
Net sales	$10,910,000	$7,472,000	$—	$18,382,000

Income (loss) before income taxes	$2,083,000	$954,000	$(2,043,000)	$994,000

Assets	$3,924,000	$5,353,000	$8,612,000	$17,889,000

Depreciation and amortization	$100,000	$148,000	$—	$248,000

Capital expenditures	$24,000	$—	$—	$24,000

As a result of the acquisition of Newcor (See Note 3), the segment classifications of the Company have been modified. The toy segment disclosed in prior years is now included in the plastics and rubber segment.

Net sales to countries outside of the United States for the years ended December 31, 2003, 2002 and 2001 were approximately $5,815,000, $933,000 and $1,534,000, respectively, and were attributable primarily to sales from the Company’s mechanical equipment segment. There were no significant sales to any individual country or region outside of the United States.

The mechanical equipment segment had sales to two major customers in 2003 that exceeded 10% of sales. The plastics and rubber segment had sales to one major customer in 2002 and 2001 that exceeded 10% of sales.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Selected quarterly results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003(a)
Net sales	$27,962,000	$39,235,000	$34,360,000	$33,917,000

Gross profit	$5,200,000	$7,664,000	$6,035,000	$6,227,000

Net income	$1,319,000	$2,223,000	$1,803,000	$879,000

Basic net income per common share:
Income from continuing operations	$0.11	$0.19	$0.15	$0.08
Income from discontinued operations	0.01	0.01	0.03

Net income	$0.12	$0.20	$0.18	$0.08

Assuming dilution net income per common share:
Income from continuing operations	$0.11	$0.17	$0.14	$0.07
Income from discontinued operations	0.01	0.01	0.03

Net income	$0.12	$0.18	$0.17	$0.07

2002
Net sales	$3,789,000	$4,206,000	$4,208,000	$3,983,000

Gross profit	$1,182,000	$1,418,000	$1,412,000	$1,241,000

Net income	$81,000	$217,000	$207,000	$331,000

Basic net income per common share	$0.01	$0.02	$0.02	$0.02

Assuming dilution net income per common share	$0.01	$0.02	$0.02	$0.02

(a)	Adjusted to give effect to discontinued operations recorded in the third quarter of 2003.

EXX INC AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	Column B	Column C			Column D	Column E
		Additions -
DESCRIPTION	Balance at Beginning Of Period	Charged to income		Charged to other accounts	Deductions from Reserves	Balance at End of Period
2003
Reserve for bad debts and allowances	$119,000		$18,000	$88,000	$45,000	$180,000

Reserve for returns and allowances	$444,000	$			$102,000	$342,000

Reserve for dispositions of inventories	$494,000		$118,000	$259,000	$36,000	$835,000

2002
Reserve for bad debts and allowances	$91,000		$35,000	$—	$7,000	$119,000

Reserve for returns and allowances	$581,000		$—	$—	$137,000	$444,000

Reserve for dispositions of inventories	$494,000		$—	$—	$—	$494,000

2001
Reserve for bad debts and allowances	$88,000		$3,000	$—	$—	$91,000

Reserve for returns and allowances	$580,000		$1,000	$—	$—	$581,000

Reserve for dispositions of inventories	$496,000		$—	$—	$2,000	$494,000

S-1