Form 10-Q
period 2004-03-31
EXX INC/NV/
filed 2004-05-14
CIK 89261

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes ☐ NO ☒

Number of shares of common stock outstanding as of May 7, 2004:

10,412,307 Class A Shares and 858,093 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A.	Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,862	$12,056
Accounts receivable, less allowances of $180 and $180	22,605	17,928
Inventories	11,633	12,452
Other current assets	1,797	1,711
Refundable income taxes	—	196
Deferred tax asset	1,511	1,511

Total current assets	45,408	45,854

Property and equipment, net	34,409	35,858

Other assets
Goodwill	14,519	14,941
Intangible assets, net	1,923	1,986
Other	2,217	1,714

	18,659	18,641

	$98,476	$100,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$2,564	$3,639
Accounts payable and other current liabilities	15,801	15,751

Total current liabilities	18,365	19,390

Long-term liabilities
Long-term debt, less current portion	32,105	34,207
Post-retirement benefits, other than pension	3,372	3,406
Pension liability and other	7,878	7,566
Deferred tax liability	17,567	17,567

	60,922	62,746

Minority interest	128	119

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, issued 874,693 shares	9	9
Capital in excess of par value	2,859	2,859
Accumulated other comprehensive loss	(276)	(276)
Retained earnings	17,334	16,371
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost	(986)	(986)

Total stockholders’ equity	19,061	18,098

	$98,476	$100,353

See notes to consolidated financial statements.

B.	EXX INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
Net sales	$36,314	$27,962
Cost of sales	30,857	22,762

Gross profit	5,457	5,200
Selling, general and administrative expenses	3,513	2,993

Operating income	1,944	2,207

Other income (expenses)
Interest expense	(494)	(372)
Interest income	8	—
Other income	15	92
Minority interest in income of consolidated subsidiary	(9)	(12)

	(480)	(292)

Income from continuing operations before income taxes	1,464	1,915
Income taxes	(501)	(655)

Income from continuing operations	963	1,260
Discontinued operations:
Income from discontinued operations of subsidiary, net of income taxes of $31	—	59

Net income	$963	$1,319

Basic net income per common share:
Income from continuing operations	$.09	$.11
Income from discontinued operations	—	.01

Net income	$.09	$.12

Assuming dilution net income per common share:
Income from continuing operations	.08	$.11
Income from discontinued operations	$—	$.01

Net income	$.08	$.12

Weighted average common shares outstanding:
Basic	11,270,400	11,020,400

Diluted	12,762,391	11,231,740

See notes to consolidated financial statements.

C.	EXX INC AND SUBSIDIARIES

Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities
Net income	$963	$1,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,629	989
Deferred tax expense	422	—
Changes in operating assets and liabilities, net	(3,920)	(5,148)

Net cash (used in) operating activities	(906)	(2,840)

Cash flows from investing activities
Excess of cash acquired net of cash expended in acquisition of subsidiary	—	935
Acquisition of property and equipment, net	(117)	(1,223)

Net cash (used in) investing activities	(117)	(288)

Cash flows from financing activities
Net borrowed (repaid) on revolving credit line	1,000	(1,141)
Repayment of term loan	(3,911)	(82)
Repayments on promissory notes/capital leases	(260)	(100)

Net cash (used in) financing activities	(3,171)	(1,323)

Net (decrease) in cash and cash equivalents	(4,194)	(4,451)
Cash and cash equivalents, beginning of period	12,056	9,889

Cash and cash equivalents, end of period	$7,862	$5,438

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$934	$92
Income taxes	$1,075	$175
Supplemental disclosure of non-cash, investing and financing activities:
Issuance of notes payable for acquisition of property and equipment	$—	$2,188

See notes to consolidated financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1:	Basis of Presentation

The unaudited consolidated financial statements of EXX INC (“Company”) as of March 31, 2004 and for the three month period ended March 31, 2004 and 2003 set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited consolidated financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003. Results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2:	Acquisition of Reorganized Newcor, Inc.

On January 31, 2003, a Plan of Reorganization of Newcor, Inc. (“Newcor”) became effective. Under a rights offering to shareholders included as part of Newcor’s Plan of Reorganization, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939. The shares purchased by the Company constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of the Company. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court in the District of Delaware. The source of funds for the Company’s purchase was cash on hand. In addition to the purchase made by the Company, certain former stockholders of Newcor purchased shares of common stock of Newcor under the rights offering made in connection with the Plan of Reorganization. The former stockholders purchased an aggregate of 123 shares totaling $61, which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in the Company’s consolidated financial statements. The primary purpose of the acquisition of Newcor was to expand the Company’s operations. Newcor designs and manufactures precision machine components and assemblies and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems mainly for the automotive and appliance industries.

Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003.

The following reflects the results of continuing operations of the Company for the three months ended March 31, 2003 as if the acquisition of Newcor occurred on January 1, 2003.

March 31, 2003
Revenue	$38,874

Net income	$1,332

Net income per common share- basic and diluted	$.12

This information is not necessarily indicative of the actual results of operations that would have occurred had the acquisition of Newcor, Inc. occurred on January 1, 2003.

Note 3:	Inventories

	March 31, 2004	December 31, 2003
Inventories are summarized as follows:
Raw materials	$3,384	$6,208
Work in process	5,133	2,652
Finished goods	3,116	3,592

	$11,633	$12,452

Note 4:	Notes Payable and Long-Term Debt

A summary of debt follows:

	March 31, 2004	December 31, 2003
Term note, variable interest rates (.75% over prime), due 2008(a)	$—	$3,911
Revolving credit line at 2% over Libor, currently 4.09%(a)	1,000	—
Promissory notes secured by certain equipment, various fixed rates of 7% - 8.5%	4,151	4,407
Notes payable at 4% through 2015 collateralized by substantially all of the assets of a subsidiary(b)	388	398
Notes payable at 4% through 2023 collateralized by substantially all of the assets of a subsidiary(b)	371	371
Capital lease obligations of a subsidiary(b)	759	759
Unsecured Notes payable of a subsidiary, currently 6%, due 2013	28,000	28,000

Subtotal	34,669	37,846
Less current portion	2,564	3,639

Total	$32,105	$34,207

(a)	On February 22, 2004, the Newcor credit facility that was entered into on January 31, 2003 was terminated by Newcor and a new bank facility was entered into with National City Bank. The 2004 Credit Agreement allows for $6,000 of available borrowings with reducing availability based upon a five year equal monthly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $4,100 of equipment notes.

(b)	These notes and the capital lease are in default and, accordingly, have been classified as currently due.

Note 5:	Earnings per share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended March 31, 2004, these shares amounted to 1,491,991 shares. For the three months ended March 31, 2003, these shares amounted to 211,340 shares.

Note 6:	Pension Plan Information

The Company is required to report the following information on an interim basis under FASB 132 with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST

Three Months Ended March 31, 2004
Service Costs	$62.705
Interest Costs	615,078
Expected Returns on Plan Assets	(753,313)
Amortization of Unrecognized Losses	6,301

Net Periodic Pension Income	(69,229)

The Company previously disclosed in the financial statements for December 31, 2003 it intended to make contributions to its plans totaling $206,000 in 2004. To date, no contributions have been made.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended March 31,
2004	$30,050	$6,264	$—	$36,314
2003(1)(2)	$22,909	$5,053	$—	$27,962
Operating income (loss) three months ended March 31,
2004	$1,730	$1,224	$(1,010)	$1,944
2003(1)(2)	$2,372	$862	$(1,027)	$2,207
Income (loss) before income taxes three months ended March 31,
2004	$1,738	$1,212	$(1,486)	$1,464
2003(1)(2)	$2,353	$859	$(1,297)	$1,915

(1)	Includes the results of Newcor from January 31, 2003.

(2)	Does not include the results of Midwest Plastic and Rubber Inc., the assets of which were sold as of September 30, 2003.

ITEM 2.	EXX INC AND SUBSIDIARIES

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

Results of Operations

Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003. The results described below are not indicative of true period to period comparisons since the 2004 three month period includes both the Newcor and EXX operations while the 2003 three month period includes EXX INC for the full period and the Newcor portion only from January 31.

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

Sales for the first quarter of 2004 were $36,314 compared to $27,962 in 2003. The Mechanical Equipment segment reported total sales of $30,050 compared to last year’s $22,909. Sales decreased 9% between the years on a pro forma basis as of the Newcor acquisition had occurred January 31, 2003. The Plastics and Rubber segment reported sales of $6,264 compared to $5,053 for the prior year, a decrease of 19% on a pro forma basis as if the Newcor acquisition had occurred January 31, 2003. The overall decrease in sales represented the loss in business previously reported with a principal customer in one of the subsidiaries, as well as overall decreased levels in the marketplace.

Gross profit for the first quarter of 2004 totaled $5,457 or 15 % of sales compared to $5,200 or 19% of sales for the comparable period in 2003. Gross profit for the Mechanical Equipment segment was $3,359 or 11% of sales compared to $3,692 or 16% of sales in 2003. The lower margin represented the change of sales mix between the years. Gross profit for the Plastics and Rubber segment was $1,898 or 30% of sales compared to $1,608 or 32% of sales in 2003. The overall decrease in gross profits reflected the loss of business previously reported with a principal customer in one of the subsidiaries and the effect of the change in the sales mix.

Selling General & Administrative Expenses were $3,513 for the first quarter of 2004, compared to $2,993 for the first quarter of 2003. The expenses decreased on a pro forma basis as if the Newcor acquisition had occurred January 31, 2003 as a result of management’s efforts to control these costs.

Operating Income for the three months ended March 31, 2004 was $1,944 compared to $2,207 for the first quarter of 2003. Operating income for the Mechanical Equipment segment for the first quarter of 2004 was $1,730 compared to $2,372 for the first quarter of 2003. Operating income for the Plastics and Rubber segment for the first quarter of 2004 was $1,224 compared to $862 for the first quarter of 2003. Corporate expenses totaled $1,012 for the first quarter of 2004 compared to $1,027 for the first quarter of 2003.

Interest expense for the first quarter was $494, compared to $372 in the corresponding period last year. The increase in the interest expense was the result of the inclusion of debt assumed in the Newcor acquisition for three months versus two months of the prior year.

Net income for the first quarter of 2004 was $963 or 9 cents per share basic and 8 cents per share diluted compared to net income of $1,319 or 12 cents per share (basic and diluted) in the comparable period of 2003.

Liquidity and Capital Resources

On February 22, 2004, the Newcor credit facility that was entered into on January 31, 2003 was terminated by Newcor and a new bank facility was entered into with National City Bank. The 2004 Credit Agreement allows for $6,000 of available borrowings with reducing availability based upon a five year equal monthly amortization schedule.

For the three months ended March 31, 2004, the Company utilized $906 of cash in operating activities compared to utilizing $2,840 of cash in the corresponding period of the preceding year. For the three months ended March 31, 2004, the Company utilized $117 of cash in its investment activities, principally for the acquisition of property and equipment. In the corresponding period of the preceding year, the Company utilized $288 of cash in its investment activities, which related to the Newcor Inc. acquisition and the purchase of equipment. Cash totaling $3,171 was used in financing activities during the three months ended March 31, 2004 principally for the repayment of the Newcor term loan netted by new borrowings on the revolving credit line, compared to $1,323 for the three months ended March 31, 2003 principally for repayments of various debt instruments.

At March 31, 2004, the Company had working capital of approximately $27,043 and a current ratio of 2.5 to 1. In addition, as described in Notes to Financial Statements, the Company had $34,669 of long-term debt outstanding. The Company is obtaining its working capital needs through a revolving credit line totaling $6,000 which the Company considers to be adequate for its current working capital needs.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, David A. Segal, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the securities and Exchange act of 1934 as amended). Based on that evaluation, he has concluded that the Company’s disclosure controls and procedures in place are effective in all material respects to insure that the information relating to the Company in the reports that it filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed and summarized as and when required.

As regards internal controls, his review did not indicate any significant changes in internal controls or other factors that have materially affected or is reasonably likely to materially affect the registrant’s internal controls or financial reporting. The evaluation process and its results were reported to the Company’s Audit Committee and to the outside auditors.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC. (1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC. (2)

3.1	Articles of Incorporation, EXX INC. (1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture. (7)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal. (3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001. (4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal. (5)

10.4	Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000. (6)

10.5	Addendum to Employment Agreement covering Newcor employment with James J. Connor. (5)

10.6	Addendum to Change in Control Agreement covering Newcor employment with James J. Connor (5)

10.7	Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.

(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.

(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

(4)	Incorporated by reference to Newcor, Inc. Form 10-Q Report dated September 30, 2001.

(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.

(6)	Incorporated by reference to Newcor, Inc. Form 10-K Report dated December 31, 2003.

(7)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.

(b.)	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: May 13, 2004	/s/ DAVID A. SEGAL

David A. Segal Chairman of the Board Chief Executive Officer Chief Financial Officer