Form 10-Q
period 2004-06-30
EXX INC/NV/
filed 2004-08-13
CIK 89261

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding as of August 6, 2004:

10,412,307 Class A Shares and 858,093 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1. EXX INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A. Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$12,785	$12,056
Accounts receivable, less allowances of $180 and $180	21,784	17,928
Inventories	11,238	12,452
Other current assets	1,686	1,711
Refundable income taxes		196
Deferred tax asset	1,511	1,511

Total current assets	49,004	45,854

Property and equipment, net	32,927	35,858

Other assets
Goodwill	14,098	14,941
Intangible assets, net	1,859	1,986
Other	958	1,714

	16,915	18,641

	$98,846	$100,353

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$2,957	$3,639
Accounts payable and other current liabilities	15,817	15,751

Total current liabilities	18,774	19,390

Long-term liabilities
Long-term debt, less current portion	30,430	34,207
Post-retirement benefits, other than pension	3,360	3,406
Pension liability and other	8,190	7,566
Deferred tax liability	17,567	17,567

	59,547	62,746

Minority interest	136	119

Shareholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, issued 874,693 shares	9	9
Capital in excess of par value	2,859	2,859
Accumulated other comprehensive loss	(276)	(276)
Retained earnings	18,662	16,371
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost	(986)	(986)

Total shareholders’ equity	20,389	18,098

	$98,846	$100,353

See notes to consolidated financial statements.

B. EXX INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$37,795	$39,235	$74,109	$67,197

Cost of sales	31,661	31,571	62,518	54,333

Gross profit	6,134	7,664	11,591	12,864

Selling, general and administrative expenses	3,395	3,990	6,908	6,982

Operating income	2,739	3,674	4,683	5,882

Other income (expenses)
Interest expense	(578)	(609)	(1,072)	(981)
Other income	28	16	51	108
Minority interest in income of consolidated subsidiary	(8)	(21)	(17)	(33)

	(558)	(614)	(1,038)	(906)

Income from continuing operations before income taxes	2,181	3,060	3,645	4,976

Income taxes	(853)	(1,047)	(1,354)	(1,703)

Income from continuing operations	1,328	2,013	2,291	3,273

Discontinued operations:
Income from discontinued operations of subsidiary, net of income taxes	—	210	—	269

Net income	$1,328	$2,223	$2,291	$3,542

Basic net income per common share:
Income from continuing operations	$.12	$.18	$.20	$.29
Income from discontinued operations	—	.02	—	.03

Net income	$.12	$.20	$.20	$.32

Assuming dilution net income per common share:
Income from continuing operations	$.11	$.16	$.18	$.28
Income from discontinued operations	—	.02	—	.02

Net income	$.11	$.18	$.18	$.30

Weighted average shares outstanding:
Basic	11,270,400	11,204,466	11,270,400	11,112,941

Diluted	12,486,399	12,076,074	12,653,959	11,673,013

See notes to consolidated financial statements.

C. EXX INC AND SUBSIDIARIES

Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	For the Six-Month Period Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities
Net income	$2,291	$3,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,210	2,898
Deferred tax expense	843	192
Changes in operating assets and liabilities, net	(1,017)	(7,456)

Net cash provided by (used in) operating activities	5,327	(824)

Cash flows from investing activities
Excess of cash acquired net of cash expended in acquisition of subsidiary	—	1,008
Acquisition of property and equipment, net	(152)	(3,105)

Net cash (used in) investing activities	(152)	(2,097)

Cash flows from financing activities
Net borrowed (repaid) on revolving credit line	500	(425)
Repayment of term loan	(3,911)	(329)
Repayments on promissory notes/capital leases	(1,035)	(408)

Net cash (used in) financing activities	(4,446)	(1,162)

Net increase (decrease) in cash and cash equivalents	729	(4,083)

Cash and cash equivalents, beginning of period	12,056	9,889

Cash and cash equivalents, end of period	$12,785	$5,806

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,033	$189

Income taxes	$1,075	$175

Supplemental disclosure of non-cash, investing and financing activities:

Issuance of notes payable for acquisition of property and equipment	$—	$2,188

See notes to consolidated financial statements.

D. EXX INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation

The unaudited consolidated financial statements of EXX INC (the “Company”) as of June 30, 2004 and 2003 and for the three and six month periods then ended set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited consolidated financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003. Results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2: Acquisition of Reorganized Newcor, Inc.

On January 31, 2003, a Plan of Reorganization of Newcor, Inc. (“Newcor”) became effective. Under a rights offering to shareholders included as part of Newcor’s Plan of Reorganization, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939. The shares purchased by the Company constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of the Company. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court in the District of Delaware. The source of funds for the Company’s purchase was cash on hand. In addition to the purchase made by the Company, certain former shareholders of Newcor purchased shares of common stock of Newcor under the rights offering made in connection with the Plan of Reorganization. The former shareholders purchased an aggregate of 123 shares totaling $61, which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in the Company’s consolidated financial statements. The primary purpose of the acquisition of Newcor was to expand the Company’s operations. Newcor designs and manufactures precision machine components and assemblies and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems mainly for the automotive and appliance industries.

Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003.

The following reflects the results of continuing operations of the Company for the three and six months ended June 30, 2003 on a pro forma basis as if the acquisition of Newcor occurred on January 1, 2003.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenue	$39,236	$78,110

Net income	$2,013	$3,345

Net income per common share-basic	$.18	$.30

diluted	$.16	$.29

This information is not necessarily indicative of the actual results of continuing operations that would have occurred had the acquisition of Newcor, Inc. occurred on January 1, 2003.

Note 3: Inventories

Inventories are summarized as follows:

	June 30, 2004	December 31, 2003
Raw materials	$7,057	$6,208
Work in process	1,088	2,652
Finished goods	3,093	3,592

	$11,238	$12,452

Note 4: Notes Payable and Long-Term Debt

A summary of debt follows:

			June 30, 2004	December 31, 2003
Term note, variable interest rate (.75% over prime), due 2008	(a	)	$—	$3,911
Revolving credit line at 3% over Libor, currently 4.09%	(a	)	500	—
Promissory notes secured by certain equipment, various fixed rates of 7% - 8.5%			3,376	4,407
Note payable, at 4% through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	381	398
Note payable, at 4% through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Capital lease obligations of a subsidiary	(b	)	759	759
Unsecured notes payable of a subsidiary, currently 6% due 2013			28,000	28,000

Subtotal			33,387	37,846

Less current portion			2,957	3,639

Total			$30,430	$34,207

(a) On February 22, 2004, the Newcor credit facility that was entered into on January 31, 2003 was terminated by Newcor and a new bank facility was entered into with National City Bank. The 2004 Credit Agreement allows for $6,000 of available borrowings with reducing availability based upon a five year equal monthly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $3,376 of equipment notes.

(b) These notes and the capital lease are in default and, accordingly, have been classified as currently due.

Note 5: Earnings Per Share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. Regarding basic net income, for the three months ended June 30, 2004 and June 30, 2003, these shares amounted to 11,270,400 shares and 11,204,466 shares respectively. For the six months ended June 30, 2004 and 2003, these shares amounted to 11,270,400 shares and 11,112,941 shares respectively. Regarding diluted net income for the three months ended June 30, 2004 and June 30, 2003, these shares amounted to 12,486,399 shares and 12,076,074 shares respectively. For the six months ended June 30, 2004 and June 30, 2003, these shares amounted to 12,653,959 shares and 11,673,013 shares respectively.

Note 6: Pension Plan Information

The Company is required to report the following information on an interim basis under FASB 132 with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Service Costs	$98	$195
Interest Costs	616	1,231
Expected Returns on Plan Assets	(751)	(1,502)
Amortization of Unrecognized Losses	6	13

Net Periodic Pension Income	$(32)	$(63)

The Company previously disclosed in the financial statements for December 31, 2003 it intended to make contributions to its plans totaling $206 in 2004. The sum of $36 was deposited in July, 2004. It is impractical to obtain comparable disclosures for the 2003 interim periods because that information is not available.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended June 30,
2004	$31,492	$6,303	$—	$37,795
2003 (1) (2)	$32,222	$7,013	$—	$39,235
Income (loss) before income taxes three months ended June 30,
2004	$2,409	$1,184	$(1,412)	$2,181
2003 (1) (2)	$3,405	$1,084	$(1,429)	$3,060

Note 7: Segment Reporting (continued)

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers six months ended June 30,
2004	$61,542	$12,567	$—	$74,109
2003 (1) (2)	$55,131	$12,066	$—	$67,197

Income (loss) before income taxes six months ended June 30,
2004	$4,147	$2,396	$(2,898)	$3,645
2003 (1) (2)	$5,758	$1,944	$(2,726)	$4,976

(1)	Includes the results of Newcor from January 31, 2003.
(2)	Does not include the results of Midwest Plastic and Rubber Inc., the assets of which were sold as of September 30, 2003.

Note 8: Grant of Performance Award and stock options

On April 24, 2003, the Board of Directors of the Company approved a Performance Award to David A. Segal, CEO which included the granting of 250 shares of Class B common stock and the granting of options to purchase 1,900 shares of Class A common stock with an exercise price of $.89 and options to purchase 100 shares of Class B common stock with an exercise price of $1.15. Both option grants expire December 31, 2013 and are fully vested and exercisable upon grant. In April, 2003, the Company recorded compensation of approximately $192 relating to the Class B common stock issued to the Company CEO. The acts of the Board of Directors were approved by a stockholder vote on May 22, 2003 retroactive to the date of the grants.

The Company accounts for the granting of options under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the net income as the options granted to the CEO had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share in 2003 if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board No. 123 “Accounting for Stock-Based Compensation”, to stock based employee compensation. In 2004, there were no options issued and therefore, there was no pro forma effect.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net income, as reported	$2,223	$3,542
Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(772)	(772)

Pro forma net income	$1,451	$2,770

Earnings per share:
Basic, as reported	$.20	$.32
Basic, pro forma	$.13	$.25

Assuming dilution, as reported	$.18	$.30
Assuming dilution, pro forma	$.12	$.24

Note 9. Recent Developments

Newcor’s largest customer, American Axle, has informed Newcor that certain parts currently machined by a subsidiary of Newcor will be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle. Newcor presently expects that the loss of sales will begin to affect Newcor in the third quarter of 2005 and continue through December of 2006 at which time consolidated sales will be reduced by approximately 20%, based on current sales levels. The loss of this business is expected to have a material negative impact on the consolidated earnings and cash flow of the Company beginning in the third quarter of 2005 and beyond. It is presently anticipated that the loss will result in closing one of Newcor’s three machining facilities in Michigan and consolidating its operations into two locations. At this time, it is unknown whether or not there will be any charges related to a plant closing.

ITEM 2. EXX INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except for per share amounts)

This quarterly report on Form 10-Q contains certain forward-looking statements which are covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company’s future financial performance. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company’s expectations include, without limitation, withdrawal of business by principal customers, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, and other risks.

Results of Operations

Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003. The results described below are not indicative of true period to period comparisons since the 2003 three month and six month periods include EXX INC for the full period and the Newcor portion only since January 31, while the 2004 three month and six month results include both the EXX INC and Newcor operations for the full periods.

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

Sales for the second quarter of 2004 were $37,795 compared to $39,235 in 2003, a 4 % decrease. The Mechanical Equipment segment reported second quarter total sales of $31,492, which was a decrease of $730 or 2 % less than the prior year’s $32,222, while the six month sales totaled $61,542 compared to $55,131, which represented approximately a 2% decrease when factoring in the short period in 2003 due to the timing of the Newcor acquisition. The reduction in sales in both the second quarter and year to date periods is generally due to lower sales in the heavy duty truck market. The Plastics and Rubber segment second quarter sales reflected a three month decrease of 10% to $6,303 in 2004 from $7,013 in 2003, while the six month 2004 sales totaled $12,567 compared to $12,066 in 2003. The decrease in sales for both the three and six month periods in the Plastics and Rubber segment was due to heavy competition and a reduction in demand for products in the markets served.

Newcor’s largest customer, American Axle, has informed Newcor that certain parts currently machined by a subsidiary of Newcor will be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle. Newcor presently expects that the loss of sales will begin to affect Newcor in the third quarter of 2005 and continue through December of 2006 at which time consolidated sales will be reduced by approximately 20%, based on current sales levels. The loss of this business is expected to have a material negative impact on the consolidated earnings and cash flow of the Company beginning in the third quarter of 2005 and beyond. It is presently anticipated that the loss will result in closing one of Newcor’s three machining facilities in Michigan and consolidating its operations into two locations. At this time, it is unknown whether or not there will be any charges related to a plant closing.

Gross profit for the second quarter 2004 totaled $6,134 compared to $7,664 for the comparable period in 2003. For the six month period, 2004 gross profit was $11,591 compared to $12,864 in 2003. Gross profit as a percentage of sales in the Mechanical Equipment group decreased from 16.8% to 12.8% between the comparable three month period and decreased from 17.2% to 13.2% for the comparable six month period. The Plastics and Rubber group accounted for a gross profit of $1,963 compared to $2,118 for the comparable three month period. Gross profit as a percentage of sales increased from 30.2% to 31.1% for the comparable three month period and increased from 29.8% to 30.7% for the comparable six month period. The gross profit percentage changes discussed above for both the Mechanical Equipment group and the Plastics and Rubber group represent changes in the product mix.

Selling General & Administrative Expenses for the second quarter 2004, were $3,395 compared to $3,990 for the second quarter of 2003. For the six months ended June 30, 2004, selling, general and administrative expenses were $6,908 compared to $6,982 for the six month period ended June 30, 2003. Management has made and continues to pursue a concerted effort to control and reduce these costs as appropriate.

Operating income was $2,739 for the second quarter of 2004 compared to operating income of $3,674 during the second quarter of 2003. For the six months ended June 30, 2004, operating income was $4,683 compared to operating income of $5,882 for the comparable period in 2003. The decrease in operating income was the result of the reduction in sales in the Mechanical Equipment segment as noted above.

Interest expense was $578 for the three months ended June 30, 2004 compared to $609 in the corresponding period last year. For the six months ended June 30, 2004, interest expense was $1,072 compared to $981 in the corresponding period of 2003. The reduction in interest expense for the three months ended June 30, 2004 reflected the pay down of various debt.

Net income for the three months ended June 30, 2004, was $1,328 or 12 cents per share basic and 11 cents per share diluted compared to a net income for the three months ended June 30, 2003 totaling $2,223 or 20 cents per share basic and 18 cents per share diluted. Net income for the six months ended June 30, 2004 was $2,291 or 20 cents per share basic and 18 cents per share diluted compared to net income of $3,542 or 32 cents per share basic and 30 cents per share diluted for the six months ended June 30, 2003.

Liquidity and Capital Resources

On February 22, 2004, the Newcor credit facility that was entered into on January 31, 2003 was terminated by Newcor and a new bank facility was entered into with National City Bank. The 2004 Credit Agreement allows for $6,000 of available borrowings with reducing availability based upon a five year equal monthly amortization schedule. At June 30, 2004, there was $500 outstanding under the agreement. In July 2004, this amount was paid in full. There is currently no borrowing under this credit facility.

For the six months ended June 30, 2004, the Company generated $5,327 in operating activities as compared to utilizing $824 in the corresponding period of the preceding year. For the six months ended June 30, 2004, the Company utilized $152 in its investment activities, principally for the acquisition of property and equipment. In the corresponding period of the preceding year, the Company utilized $2,097 in its investment activities, which related to the Newcor Inc. acquisition and the purchase of equipment. Cash totaling $4,446 was used in financing activities during the six months ended June 30, 2004 for the repayment of the Newcor term loan, new net borrowings on the revolving credit line and repayments of promissory notes and capital leases compared to $1,162 used for the six months ended June 30, 2003 principally for repayments of various debt instruments.

At June 30, 2004, the Company had working capital of approximately $30,230 and a current ratio of 2.6 to 1. In addition, as described in the Notes to the accompanying unaudited condensed consolidated Financial Statements, the Company had $33,387 of debt outstanding. The Company’s Newcor subsidiary has a revolving credit line totaling $6,000 available which the Company considers to be more than adequate to handle its current working capital needs.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, David A. Segal evaluated the effectiveness of the Company’s disclosure control and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 as amended). Based on that evaluation, he has concluded that the Company’s disclosure controls and procedures in place are effective in all material respects to insure that the information relating to the Company in the reports that it filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed and summarized as and when required.

As regards internal controls, his review did not indicate any significant changes in internal controls or other factors that has materially affected or is reasonably likely to materially affect the registrant’s internal controls over financial reporting. The evaluation process and its results were reported to the Company’s Audit Committee and to the outside auditors.

PART II. OTHER INFORMATION

ITEM 5. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on June 10, 2004.

(b)(c)	(1)	The proposal to re-elect the one Class A director, Norman H. Perlmutter, was passed by a vote of 9,857,755 shares in favor and 230,675 shares abstaining.

	(2)	The proposal to re-elect the Class B directors, namely, David A. Segal, Jerry Fishman and Frederic Remington, each passed by a vote of 831,198 shares in favor and 342 shares abstaining.

	(3)	There were no other proposals made at this meeting.

ITEM 6. Exhibits and Reports on Form 8-K

(a.)	Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture.	(7)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000.	(6)

10.5	Addendum to Employment Agreement covering Newcor employment with James J. Connor.	(5)

10.6	Addendum to Change in Control Agreement covering Newcor employment with James J. Connor	(5)

10.7	Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(8)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.

(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.

ITEM 6. Exhibits and Reports on Form 8-K (continued)

(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

(4)	Incorporated by reference to Newcor, Inc. Form 10-Q Report dated September 30, 2001.

(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.

(6)	Incorporated by reference to Newcor, Inc. Form 10-K Report dated December 31, 2003.

(7)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.

(8)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.

(b.)	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: August 12, 2004	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer