Form 10-Q
period 2004-09-30
EXX INC/NV/
filed 2004-11-09
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Number of shares of common stock outstanding as of November 1, 2004:

10,412,307 Class A Shares and 858,093 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A. Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,602	$12,056
Accounts receivable, less allowances of $180 and $180	22,030	17,928
Inventories	11,803	12,452
Other current assets	1,797	1,711
Refundable income taxes	—	196
Deferred tax asset	1,511	1,511

Total current assets	50,743	45,854

Property and equipment, net	31,834	35,858

Other assets
Goodwill	13,675	14,941
Intangible assets, net	1,796	1,986
Other	918	1,714

	16,389	18,641

	$98,966	$100,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Long-term debt, current portion	$2,457	$3,639
Accounts payable and other current liabilities	16,270	15,751

Total current liabilities	18,727	19,390

Long-term liabilities
Long-term debt, less current portion	30,238	34,207
Post-retirement benefits, other than pension	3,354	3,406
Pension liability and other	7,792	7,566
Deferred tax liability	17,567	17,567

	58,951	62,746

Minority interest	142	119

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, issued 874,693 shares	9	9
Capital in excess of par value	2,859	2,859
Accumulated other comprehensive loss	(276)	(276)
Retained earnings	19,419	16,371
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost	(986)	(986)

Total stockholders’ equity	21,146	18,098

	$98,966	$100,353

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales	$35,140	$34,360	$109,249	$101,557

Cost of sales	30,502	28,325	93,021	82,658

Gross profit	4,638	6,035	16,228	18,899

Selling, general and administrative expenses	2,977	2,918	9,885	9,900

Operating income	1,661	3,117	6,343	8,999

Other income (expenses)
Interest expense	(494)	(830)	(1,565)	(1,811)
Other income	43	24	94	132
Minority interest in income of consolidated subsidiary	(6)	(29)	(23)	(62)

	(457)	(835)	(1,494)	(1,741)

Income from continuing operations before income taxes	1,204	2,282	4,849	7,258

Income taxes	(447)	(785)	(1,801)	(2,489)

Income from continuing operations	757	1,497	3,048	4,769

Discontinued operations:
Income from discontinued operations of subsidiary, net of income taxes	—	306	—	576

Net income	$757	$1,803	$3,048	$5,345

Basic net income per common share:
Income from continuing operations	$.07	$.13	$.27	$.43
Income from discontinued operations	$—	$.03	$—	$.05

Net income	$.07	$.16	$.27	$.48

Assuming dilution net income per common share:
Income from continuing operations	$.06	$.12	$.24	$.40
Income from discontinued operations	$—	$.02	$—	$.04

Net income	$.06	$.14	$.24	$.44

Weighted average shares outstanding:
Basic	11,270,400	11,270,400	11,270,400	11,166,004

Diluted	12,143,557	12,769,441	12,541,593	12,052,779

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities
Net income	$3,048	$5,345
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	23	62
Depreciation and amortization	4,845	4,616
Deferred tax expense	1,266	192
Changes in operating assets and liabilities, net	(1,867)	618

Net cash provided by operating activities	7,315	10,833

Cash flows from investing activities
Excess of cash acquired net of cash expended in acquisition of subsidiary	—	1,008
Acquisition of property and equipment, net	(631)	(5,758)

Net cash (used in) investing activities	(631)	(4,750)

Cash flows from financing activities
Net borrowed (repaid) on revolving credit line	—	(2,387)
Repayment of term loan	(3,911)	(576)
Repayments on promissory notes/capital leases	(1,227)	(686)

Net cash (used in) financing activities	(5,138)	(3,649)

Net increase in cash and cash equivalents	1,546	2,434

Cash and cash equivalents, beginning of period	12,056	9,889

Cash and cash equivalents, end of period	$13,602	$12,323

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,935	$1,585

Income taxes	$1,075	$1,200

Supplemental disclosure of non-cash, investing and financing activities:

Issuance of notes payable for acquisition of property and equipment	$—	$2,588

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation

The unaudited consolidated financial statements of EXX INC (the “Company”) as of September 30, 2004 and 2003 and for the three and nine month periods then ended set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited consolidated financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States. The reader is referred to the audited consolidated financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003. Results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

The following reflects the results of continuing operations of the Company for the three months and nine months ended September 30, 2003 on a pro forma basis as if the acquisition of Newcor occurred on January 1, 2003.

		Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
		(Unaudited)	(Unaudited)
Revenue		$34,360	$112,569

Net income		$1,497	$4,843

Net income per common share	Basic	$.13	$.43

	Diluted	$.12	$.40

This information is not necessarily indicative of the actual results of continuing operations that would have occurred had the acquisition of Newcor occurred on January 1, 2003.

Note 3: Inventories

Inventories are summarized as follows:

	September 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$7,528	$6,208
Work in process	816	2,652
Finished goods	3,459	3,592

	$11,803	$12,452

Note 4: Notes Payable and Long-Term Debt

A summary of debt follows:

		September 30, 2004	December 31, 2003
		(Unaudited)
Term note, variable interest rate (.75% over prime), due 2008	(a)	$—	$3,911
Revolving credit line at 3% over Libor, currently 5.47%	(a)	—	—
Promissory notes secured by certain equipment, various fixed rates of 6% - 8.5%		3,184	4,407
Note payable, at 4% through 2015 collateralized by substantially all of the assets of a subsidiary	(b)	381	398
Note payable, at 4% through 2023 collateralized by substantially all of the assets of a subsidiary	(b)	371	371
Capital lease obligations of a subsidiary	(b)	759	759
Unsecured notes payable of a subsidiary, currently 6% due 2013		28,000	28,000

Subtotal		32,695	37,846

Less current portion		(2,457)	(3,639)

Total		$30,238	$34,207

(a)	On February 22, 2004, the Newcor credit facility that was entered into on January 31, 2003 was paid in full and terminated by Newcor and a new bank facility was entered into with National City Bank. The 2004 Credit Agreement allows for $6,000 of available borrowings with reducing availability based upon a five year equal quarterly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, excepting the machinery and equipment securing the $3,184 of equipment notes.
(b)	These notes and the capital lease are in default and, accordingly, have been classified as currently due.

Note 5: Earnings Per Share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. Regarding basic net income, for the three months ended September 30, 2004 and September 30, 2003, these shares amounted to 11,270,400 shares and 11,270,400 shares respectively. For the nine months ended September 30, 2004 and 2003, these shares amounted to 11,270,400 shares and 11,166,004 shares respectively. Regarding diluted net income for the three months ended September 30, 2004 and September 30, 2003, these shares amounted to 12,143,557 shares and 12,769,441 shares respectively. For the nine months ended September 30, 2004 and September 30, 2003, these shares amounted to 12,541,593 shares and 12,052,779 shares respectively.

Note 6: Pension Plan Information

The Company is required to report the following information on an interim basis under FASB 132 with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Unaudited)	(Unaudited)
Service Costs	$98	$293
Interest Costs	616	1,847
Expected Returns on Plan Assets	(751)	(2,253)
Amortization of Unrecognized Losses	6	19
Curtailment Gain from Prior Period	(448)	(448)

Net Periodic Pension (Income)	$(479)	$(542)

During the third quarter 2004, the Company realized a curtailment gain on net periodic pension income totaling $448 as a result of amending its Newcor subsidiaries pension plans in 2003 which froze certain plan benefits for all current plan participants.

The Company previously disclosed in the financial statements for December 31, 2003 it intended to make contributions to its plans totaling $206 in 2004. This total amount has been contributed. It is impractical to obtain comparable disclosures for the 2003 interim periods because that information is not available.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended September 30,
2004	$30,457	$4,683	$—	$35,140
2003 (2)(3)	$28,675	$5,685	$—	$34,360

Income (loss) before income taxes three months ended September 30,
2004 (1)	$1,609	$702	$(1,107)	$1,204
2003 (2)(3)	$2,069	$706	$(493)	$2,282

Sales to unaffiliated customers nine months ended September 30,
2004	$92,000	$17,249	$—	$109,249
2003 (2)(3)	$83,806	$17,751	$—	$101,557

Income (loss) before income taxes nine months ended September 30,
2004 (1)	$5,743	$3,101	$(3,995)	$4,849
2003 (2)(3)	$7,827	$2,650	$(3,219)	$7,258

(1)	Includes gains of $404 and $44 attributed to the Mechanical Equipment segment and the Plastics and Rubber segment respectively related to pension curtailment gain.
(2)	Includes the results of Newcor from and after January 31, 2003.
(3)	Does not include the results of Midwest Plastic and Rubber, Inc., the assets of which were sold as of September 30, 2003.

Note 8: Grant of Performance Award and Stock Options

On April 24, 2003, the Board of Directors of the Company approved a Performance Award to David A. Segal, CEO which included a grant of 250,000 shares of Class B common stock and grant of options to purchase 1,900,000 shares of Class A common stock with an exercise price of $.89 and options to purchase 100,000 shares of Class B common stock with an exercise price of $1.15. Both option grants expire December 31, 2013 and are currently fully vested and exercisable upon grant. In April 2003, the Company recorded compensation of approximately $192 relating to the Class B common stock issued to the CEO. The acts of the Board of Directors were approved by a stockholder vote on May 22, 2003 retroactive to the date of the grants.

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

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Net income, as reported	$1,803	$5,345
Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	—	(772)

Pro forma net income	$1,803	$4,573

Earnings per share:
Basic, as reported	$.16	$.48
Basic, pro forma	$.16	$.41

Assuming dilution, as reported	$.14	$.44
Assuming dilution, pro forma	$.14	$.38

Note 9. Recent Developments

Newcor’s largest customer, American Axle & Manufacturing, informed Newcor that certain parts currently machined by a subsidiary of Newcor will be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle & Manufacturing. Newcor presently expects that the loss of sales will begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimates that this change will reduce its consolidated sales by approximately 20%, based on current sales levels. The loss of this business is expected to have a material negative impact on the consolidated results of operation and cash flow of the Company beginning in the third quarter of 2005 and thereafter. It is presently anticipated that the loss will result in closing one of Newcor’s three machining facilities in Michigan and consolidating its operations into two locations. At this time, it is unknown whether or not there will be any charges related to a plant closing.

On August 23, 2004, EXX announced a labor strike at Deco Engineering, Inc. a subsidiary of Newcor. This strike was settled on September 7, 2004. This strike did not have a material effect on revenue or earnings on the consolidated financial statements for EXX for the third quarter ended September 30, 2004.

On September 23, 2004, EXX announced a labor strike at Howell Electric Motors Division of EXX’s SFM CORP subsidiary. This strike continues as of the date of this statement. Management believes that the projected impact of the strike will not have a material effect on the revenue or earnings on the consolidated financial statements for the fourth quarter ending December 31, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                            (In thousands, except for per share amounts)

This quarterly report on Form 10-Q contains certain forward-looking statements which are covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company’s future financial performance. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company’s expectations include, without limitation, withdrawal of business by principal customers, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, labor disturbances, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, and other risks.

Results of Operation

Newcor’s operations are included in the consolidated financial statements of the Company commencing January 31, 2003. The results described below are not indicative of true period to period comparisons since the 2003 three month and nine month periods included EXX INC for the full period and the Newcor results only since January 31, while the 2004 three month and nine month results include both the EXX INC and Newcor operations for the full periods.

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

The following discussion refers to results from continuing operations except for net income which includes discontinued operations.

Sales for the third quarter of 2004 were $35,140 compared to $34,360 in 2003 a $780 increase. Sales for the 2004 nine month period were $109,249 compared to $101,557 in 2003, a $7,692 increase. The Mechanical Equipment segment reported third quarter total sales of $30,457, which was an increase of $1,782 or 6% more than the prior year’s $28,675. This increase was due primarily to higher sales in the automotive market. The nine month sales totaled $92,000 compared to $83,806 from the 2003 period. After considering the nine month reporting period in 2004 as compared to the eight month reporting period for Newcor in 2003, sales in the Mechanical Equipment segment decreased by approximately 2%. This decrease was due, primarily to lower sales in the heavy-duty truck and automotive markets, including lower sales to a major customer under a previously announced restructured supply agreement. The Plastics and Rubber segment third quarter sales were $4,683 in 2004 compared to $5,685 in 2003 a $1,002 decrease. The nine month 2004 sales totaled $17,249 compared to $17,751 in 2003. After taking into consideration the nine month reporting period of 2004 as compared to the eight month reporting period for Newcor in 2003, sales in the Plastics and Rubber segment decreased by approximately 6% due primarily to lower sales in the automotive market.

Newcor’s largest customer, American Axle & Manufacturing, informed Newcor that certain parts currently machined by a subsidiary of Newcor will be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle & Manufacturing. Newcor presently expects that the loss of sales will begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimates that this change will reduce its consolidated sales by approximately 20%, based on current sales levels. The loss of this business is expected to have a material negative impact on the consolidated results of operation and cash flow of the Company beginning in the third quarter of 2005 and thereafter. It is presently anticipated that the loss will result in closing one of Newcor’s three machining facilities in Michigan and consolidating its operations into two locations. At this time, it is unknown whether or not there will be any charges related to a plant closing.

The following gross profit information reflects a $448 curtailment gain to the Company’s pension plans which was booked in the third quarter of 2004. Due to this gain, gross margin increased $404 in the Mechanical Equipment segment and $44 in the Plastics and Rubber segment.

Gross profit for the third quarter 2004 totaled $4,638 compared to $6,035 for the comparable period in 2003. For the nine month period, 2004 gross profit was $16,228 compared to $18,899 in 2003. The Mechanical Equipment segment accounted for a gross profit of $3,299, compared to $4,369 for the comparable three month period in 2003 and accounted for a gross profit of $11,029 compared to $13,638 for the 2003 period which included the eight month reporting period for Newcor. Gross profit as a percentage of sales in the Mechanical Equipment segment decreased from 15.2% to 10.8% between the comparable three month period and decreased from 16.3% to 12.0% for the comparable nine month period which included the eight month reporting period for Newcor in 2003. The lower margin in the Mechanical Equipment segment is the result of primarily lower sales in the heavy-duty truck market between the periods. The Plastics and Rubber segment accounted for a gross profit of $1,339 compared to $1,666 for the comparable three month period in 2003 and accounted for a gross profit of $5,199 compared to $5,261 for the comparable nine month period in 2003. Gross profit as a percentage of sales decreased from 29.3% to 28.6% for the comparable three month period and increased from 29.6% to 30.1% for the comparable nine month period which included the eight month reporting period for Newcor in 2003. After considering this difference of the periods the gross profit percentage change was approximately the same.

Selling general & administrative expenses for the third quarter 2004 were $2,977 compared to $2,918 for the third quarter of 2003. For the nine months ended September 30, 2004, selling, general and administrative expenses were $9,885 compared to $9,900 for the nine month period ended September 30, 2003 which included the eight month reporting period for Newcor. Management has made and continues to pursue a concerted effort to control and reduce these costs as appropriate.

Operating income was $1,661 in the third quarter of 2004 compared to operating income of $3,117 during the third quarter of 2003. For the nine months ended September 30, 2004, operating income was $6,343 compared to operating income of $8,999 for the comparable period in 2003. The decreases in operating income were the result of the sales reductions and changes in product mix for the Mechanical Equipment segment and the Plastics and Rubber segment as noted above.

In September 2003, Newcor sold some of the assets and liabilities of two of its subsidiaries, formerly a part of the Plastics and Rubber Segment. The subsidiaries’ sales were approximately $3,000 for the three months ended September 30, 2003 and approximately $8,000 from the date of purchase by EXX through September 30, 2003. Net income was approximately $300 for the three months ended September 30, 2003 and approximately $600 from the date of purchase by EXX through September 30, 2003. The discontinued operation is disclosed separately in the Consolidated Statements of Operations.

Interest expense was $494 for the three months ended September 30, 2004, compared to $830 in the corresponding period of 2003. For the nine months ended September 30, 2004, interest expense was $1,565 compared to $1,811 in the corresponding period of 2003. The interest reduction relates to the various payments and reductions in the debt instruments between the periods.

Net income for the three months ended September 30, 2004 was $757 or $.07 per share basic and $.06 per share assuming dilution compared to a net income of $1,803 or $.16 per share basic and $.14 per share assuming dilution in the comparable period of 2003. On a nine months basis for 2004, the net income was $3,048 or $.27 per share basic and $.24 per share assuming dilution compared to net income of $5,345 or $.48 per share basic and $.44 per share assuming dilution for the 2003 period.

Liquidity and Capital Resources

On February 22, 2004, the Newcor credit facility that was entered into on January 31, 2003 was paid in full and terminated by Newcor and a new bank facility was entered into with National City Bank. The 2004 Credit Agreement allows for $6,000 of available borrowings with reducing availability based upon a five year equal quarterly amortization schedule.

For the nine months ended September 30, 2004, the Company’s operating activities generated $7,315 of cash as compared to generating $10,833 in the corresponding period of the preceding year. For the nine months ended September 30, 2004, the Company utilized $631 in its investment activities, for the acquisition of property and equipment. In the corresponding period of the preceding year, the Company utilized $4,750 in its investment activities principally for the acquisition of property and equipment. Cash totaling $5,138 was used in financing activities during the nine months ended September 30, 2004 principally for the repayment of the Newcor term loan and repayments of promissory notes and capital leases compared to $3,649 used for the nine months ended September 30, 2003 principally for repayments of various debt instruments.

At September 30, 2004, the Company had working capital of approximately $32,016 and a current ratio of 2.7 to 1. In addition, as described in the Notes to the accompanying unaudited condensed consolidated Financial Statements, the Company had $32,695 of debt outstanding. The Company’s Newcor subsidiary has a revolving credit line totaling $4,700 available which the Company considers to be more than adequate to handle its current working capital needs.

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

EXX INC

Date: November 5, 2004	By	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer Chief Financial Officer