Form 10-K/A
period 2003-12-31
EXX INC/NV/
filed 2005-04-14
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

ON

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From to .

EXX INC

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0325271
(State of Incorporation )	(IRS Employer Identification No.)

1350 East Flamingo Road, Suite 689, Las Vegas, Nevada	89119-5263
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (702) 598-3223

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock Par Value $.01 Class A	American Stock Exchange
Common Stock Par Value $.01 Class B	American Stock Exchange

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

Yes  ☐    No  ☒

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the year ended December 30, 2003 (the “Original Filing”), which was filed on March 29, 2004. In March 2005, EXX’s management reviewed the allocation of the purchase price in connection with its acquisition of Newcor, Inc. and determined that an additional intangible asset of $3,635,000 relating to customer relationships existed at the purchase date and had not been previously recorded. The intangible asset is being amortized over a five year period commencing on the date of purchase. In connection with this determination, this Amendment No. 1 amends (1) Item 6. Selected Financial Data to update the net income, per share data, book value, total assets, and stockholders’ equity information, (2) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to (a) update the 2003 comparison to 2002 as relates to the selling, general and administrative expenses, operating income and net income sections to reflect an amortization charge for certain intangible assets, (b) a further discussion in the Liquidity and Sources of Capital section to reflect these amortization changes, (c) a table summarizing EXX’s contractual cash debt repayment obligations at December 31, 2003 which is being added for clarification, and (d) an additional explanation in the Critical Accounting Policies of an explanation of EXX’s handling of Intangible Assets, and (3) Item 8. Financial Statements which reflects all the changes described above and shows revenue by major product group sold by the operating segments as shown in Footnote 14.

Item 6.	Selected Financial Data.

	2003 (A)	2002	2001 (B)	2000 (B)	1999
Sales and Income
Net sales	$135,474,000	$16,186,000	$18,382,000	$19,163,000	$21,158,000
Income from:
Continuing operations	5,241,000	836,000	81,000	1,074,000	2,445,000
Discontinued operations	576,000
Net Income	5,817,000	836,000	81,000	1,074,000	2,445,000

Per Share Data (C)
Net income-Basic
Continuing operations	$.47	$.07	$.01	$.08	$.12
Discontinued operations	.05

Net income	$.52	$.07	$.01	$.08	$.12

Net income-Diluted
Continuing operations	$.43	$.07	$.01	$.08	$.12
Discontinued operations	.05

Net income	$.48	$.07	$.01	$.08	$.12

Book value	1.57	1.06	.97	.93	.80

Financial Position
Current assets	$45,854,000	$16,365,000	$15,606,000	$15,269,000	$13,886,000
Total Assets	101,065,000	18,405,000	17,889,000	17,688,000	16,786,000

Current liabilities	19,390,000	4,248,000	4,306,000	3,720,000	4,047,000

Current ratio	2.4 to 1	3.9 to 1	3.6 to 1	4.1 to 1	3.4 to 1

Working capital	$26,464,000	$12,117,000	$11,300,000	$11,549,000	$9,839,000
Property and equipment, net	35,858,000	1,620,000	1,801,000	2,025,000	2,325,000
Long-term debt	37,846,000	1,554,000	1,621,000	1,690,000	1,747,000
Stockholders’ equity	17,691,000	11,721,000	11,050,000	11,427,000	10,207,000

(A)	Newcor operations have been included in the Consolidated Financial Statements of EXX commencing January 31, 2003. See Note 3 to the Consolidated Financial Statements.

(B)	Restated to reflect change in reporting entity. See Note 3 to the Consolidated Financial Statements.

(C)	As adjusted for a 400% stock dividend effective March 8, 2000, Class A and Class B shares retroactively shown.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In prior periods, both Newcor and EXX have referred to an impending loss of a supply contract with a major customer. A press release and Form 8-K dated October 3, 2003 announced the signing of a new three year supply contract with that customer with certain reductions in prices and volume offset by certain additional benefits to other Newcor units dealing with the customer’s affiliates. In 2004, it is expected that the new contract will result in a revenue reduction of approximately $9,000,000 in the Mechanical Equipment Segment which amount may be offset by increases in new business for the year from such customer.

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

Selling and G&A expenses were $15,107,000 in 2003, an increase of $11,009,000 from $4,098,000 in 2002. The increase related to the acquisition of Newcor, including a $655,000 amortization charge of the customer relationships balance on Newcor’s books. Excluding the effect of the Newcor acquisition, in 2003 selling and G&A expenses were $4,137,000.

Operating income of $10,019,000 in 2003 represented an increase of $8,864,000 from the prior year’s operating income of $1,155,000 due to the acquisition of Newcor, including a $655,000 amortization charge of the customer relationships balance on Newcor’s books. The Mechanical Equipment segment generated operating income of $9,933,000 in 2003, an increase of $9,470,000 from an operating income of $463,000 in 2002, while the Plastics and Rubber segment operating income of $3,001,000 in 2003 represented an increase of $1,767,000 from an operating income of $1,234,000 in 2002, both increases due to the acquisition of Newcor. Corporate and other operating expenses in 2003 increased to $2,414,000 from $542,000 in the prior year due to the acquisition of Newcor, including a $655,000 amortization charge of the customer relationships balance on Newcor’s books. Excluding the effect of the Newcor acquisition, operating income in 2003 was $938,000. The Mechanical Equipment segment in 2003 was $665,000, the Plastics and Rubber segment in 2003 was $1,002,000 and corporate and other operating expenses in 2003 were $729,000.

Interest expense was $2,149,000 in 2003 compared to $144,000 in 2002 due to the acquisition of Newcor. Excluding the effect of the Newcor acquisition, interest expense in 2003 was $106,000.

EXX generated net income of $5,817,000 or $.52 per A & B common share compared to a net income of $836,000 or $.07 per A & B common share in 2002. Excluding the effect of the Newcor acquisition, net income in 2003 was $802,000 or $.07 per A & B common share. There was no equity in losses of Newcor, Inc. in 2002 as the original investment was written off completely in 2001.

EXX reported a deferred tax asset of $1,511,000 at December 31, 2003 and a deferred tax asset of $564,000 at December 31, 2002. Management believes this asset will be realized by taxable earnings in the future.

Liquidity and Sources of Capital

During 2003, EXX generated $11,723,000 of cash flows from operating activities compared to $566,000 in 2002. In 2003, cash flow of $15,473,000 was provided from income before depreciation and amortization and deferred income taxes compared to $1,017,000 in 2002. The increase in cash flow in 2003 was principally due to the operations of Newcor. In 2003, cash flows of $2,416,000 were used to fund Newcor’s pension obligations as well as $5,325,000 to decrease accounts payable and other current liabilities which included accruals for administrative expenses associated with Newcor’s bankruptcy Filing and Plan of Reorganization. In 2003, operating cash flows increased $3,884,000 as a result of lower accounts receivable compared to a decrease of $320,000 in 2002 as a result of an increase in accounts receivable.

In 2003, EXX’s investing activities used cash of $1,743,000 compared to using cash of $29,000 in 2002. In 2003, cash was used primarily to purchase property and equipment totaling $5,228,000 offset by $2,550,000 of proceeds from the sale of net assets of a Newcor subsidiary and $935,000 of cash acquired from the acquisition of Newcor, while cash was used primarily to purchase property and equipment in 2002.

During 2003 and 2002, EXX’s financing activities used cash of $7,813,000 and $270,000, respectively. In 2003, EXX paid off $10,462,000 of long-term debt and obtained $2,588,000 from equipment financing and term loans. In addition, Newcor received $61,000 from the sale to minority shareholders of its new stock. While in 2002, EXX purchased $203,000 of treasury stock and made payments on notes totaling $67,000.

The following table summarizes the Company’s contractual cash debt repayment obligations at December 31, 2003.

	2004	2005-09	2013	TOTAL
Long Term Debt:

Term Note
(4% at December 31, 2003)	$743,000	$3,168,000	$—	$3,911,000

Promissory Notes – 6.25%-8.5%	1,385,000	3,022,000	—	4,407,000

Defaulted Notes Payable and Capital Lease Obligations of a subsidiary (a)	1,511,000	—	—	1,511,000

Unsecured senior notes	—	—	28,000,000	28,000,000

Operating lease obligations	418,000	459,000	—	877,000

TOTAL CONTRACTUAL CASH OBLIGATIONS	$4,057,000	$6,649,000	$28,000,000	$38,706,000

(a)	Payments of these notes and capital lease obligations are shown as current since the subsidiary is unable to make the requirements due to a lack of cash flow.

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

Inventories. Certain of our inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of our inventories is valued at the lower of cost, on the first-in, first-out (“FIFO”) method, or market. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made.

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

Intangible Assets. Intangible Assets are being amortized over their estimated useful or economical lives and include provisions for patents, customer lists and customer relationships. Please see Footnote 2 for a further explanation.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules required by this Item may be found beginning with the index page on page F-1 immediately following the signature page.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.		Financial Statements

			Independent Auditors’ Report	F-2
			Consolidated Balance Sheets	F-3
			Consolidated Statements of Operations	F-4
			Consolidated Statements of Changes in Stockholders’ Equity	F-5
			Consolidated Statements of Cash Flows	F-6–7

	2.		Schedules to Financial Statements

			II - Valuation and Qualifying Accounts	S-1

	3.		Exhibits

			Exhibit No. Description

		2.1	Agreement of Merger and Plan of Reorganization, EXX INC	(1)

		2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC	(2)

		3.1	Articles of Incorporation, EXX INC.	(1)

		4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture.	(7)

		10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal. *	(3)

		10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001 *	(4)

		10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal. *	(5)

		10.4	Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000. *	(6)

		10.5	Addendum to Employment Agreement covering Newcor employment with James J. Connor. *	(5)

		10.6	Addendum to Change in Control Agreement covering Newcor employment with James J. Connor. *	(5)

		21	List of Subsidiaries of EXX INC.	(8)

		31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

		32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8) Previously filed.

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

EXX INC (Registrant)

By:	/s/ DAVID A. SEGAL
David A. Segal Chairman of the Board Chief Executive Officer Chief Financial Officer

Date: April 13, 2005

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In connection with our audits of the financial statements referred to above, we audited the financial statement schedule listed in accompanying index. In our opinion, the financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note 3 to the consolidated financial statements, management of the Company determined that an amortizable intangible asset had been omitted in the 2003 financial statements resulting in an understatement of amortization expense for the year ended December 31, 2003. Accordingly, the 2003 financial statements have been restated to give effect to this change.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey

March 13, 2004, except for Note 3, as to which the date is March 3, 2005

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$12,056,000	$9,889,000
Accounts receivable, less allowances of $180,000 and $119,000 in 2003 and 2002, respectively	17,928,000	2,897,000
Inventories	12,452,000	2,711,000
Other current assets	1,711,000	304,000
Refundable income taxes	196,000
Deferred tax asset	1,511,000	564,000

Total current assets	45,854,000	16,365,000

Property and equipment, net	35,858,000	1,620,000

Other assets
Goodwill	12,693,000
Intangible assets, net	4,946,000
Other	1,714,000	420,000

	19,353,000	420,000

	$101,065,000	$18,405,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$3,639,000	$73,000
Accounts payable and other current liabilities	15,751,000	3,859,000
Income taxes payable		316,000

Total current liabilities	19,390,000	4,248,000

Long-term liabilities
Long-term debt, less current portion	34,207,000	1,481,000
Post-retirement benefits, other than pension	3,406,000
Pension liability and other	7,566,000	359,000
Deferred tax liability	18,691,000	596,000

	63,870,000	2,436,000

Minority Interest	114,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 12,061,607 shares issued	121,000	121,000
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 874,693 and 624,693 shares issued, in 2003 and 2002 respectively	9,000	6,000
Capital in excess of par value	2,859,000	2,670,000
Accumulated other comprehensive loss	(276,000)	(237,000)
Retained earnings	15,964,000	10,147,000
Less treasury stock, 1,649,300 of Class A common stock and 16,600 of Class B common stock, at cost	(986,000)	(986,000)

Total stockholders’ equity	17,691,000	11,721,000

	$101,065,000	$18,405,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2003	2002	2001
Net sales	$135,474,000	$16,186,000	$18,382,000

Cost of sales	110,348,000	10,933,000	11,564,000

Gross profit	25,126,000	5,253,000	6,818,000

Selling, general and administrative expenses	15,107,000	4,098,000	4,439,000

Operating income	10,019,000	1,155,000	2,379,000

Other income (expenses)
Interest expense	(2,149,000)	(144,000)	(140,000)
Interest income	30,000	139,000	366,000
Other income	206,000	79,000	68,000
Minority interest in income of consolidated subsidiary	(53,000)
Equity in losses of Newcor, Inc.			(1,679,000)

	(1,966,000)	74,000	(1,385,000)

Income from continuing operations before income taxes	8,053,000	1,229,000	994,000

Income taxes	2,812,000	393,000	913,000

Income from continuing operations	5,241,000	836,000	81,000

Discontinued operations:
Income from discontinued operations of subsidiary, net of income taxes of $296,000	576,000

Net income	$5,817,000	$836,000	$81,000

Basic net income per common share:
Income from continuing operations	$0.47	$0.07	$0.01
Income from discontinued operations	0.05

Net income	$0.52	$0.07	$0.01

Assuming dilution net income per common share:
Income from continuing operations	$0.43	$0.07	$0.01
Income from discontinued operations	0.05

Net income	$0.48	$0.07	$0.01

Weighted average shares outstanding
Basic	11,192,000	11,230,000	11,939,000

Diluted	12,253,000	11,276,000	11,994,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Comprehensive Income (Loss)		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Years Ended December 31, 2003, 2002 and 2001	Class A	Class B
Balances, January 1, 2001	$121,000	$6,000	$2,670,000			$(312,000)	$9,230,000	$(288,000)	$11,427,000
Purchase of treasury stock								(495,000)	(495,000)
Net income				$81,000			81,000		81,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				37,000	(a)	37,000			37,000

Total comprehensive income				$118,000

Balances, December 31, 2001	121,000	6,000	2,670,000			(275,000)	9,311,000	(783,000)	11,050,000
Purchase of treasury stock								(203,000)	(203,000)
Net income				$836,000			836,000		836,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				38,000	(a)	38,000			38,000

Total comprehensive income				$874,000

Balances, December 31, 2002	121,000	6,000	2,670,000			(237,000)	10,147,000	(986,000)	11,721,000
Stock-based compensation issued to chief executive officer		3,000	189,000						192,000
Net income				$5,817,000			5,817,000		5,817,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				(39,000	)(a)	(39,000)			(39,000)

Total comprehensive income				$5,778,000

Balances, December 31, 2003	$121,000	$9,000	$2,859,000			$(276,000)	$15,964,000	$(986,000)	$17,691,000

(a)	Minimum pension liability adjustment has been recorded net of tax effects of ($20,000), $19,000, and $19,000, respectively, in 2003, 2002 and 2001.

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2003	2002	2001
Cash flows from operating activities
Net income	$5,817,000	$836,000	$81,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,408,000	210,000	248,000
Deferred income taxes	2,248,000	(29,000)	112,000
Common stock issued as compensation	192,000
Minority interest in income of consolidated subsidiary	53,000
Equity in losses of Newcor, Inc.			1,679,000
Loss on abandonment of property and equipment	40,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	3,884,000	(320,000)	711,000
Inventories	89,000	(91,000)	375,000
Other current assets	854,000	(58,000)	110,000
Refundable income taxes	(196,000)	21,000	131,000
Other assets	(609,000)	62,000	(88,000)
Accounts payable and other current liabilities	(5,325,000)	(381,000)	158,000
Income taxes payable	(316,000)	316,000
Post retirement and pension payments	(2,416,000)

Net cash provided by operating activities	11,723,000	566,000	3,517,000

Cash flows from investing activities
Purchases of property and equipment	(5,228,000)	(29,000)	(24,000)
Proceeds from sale of discontinued operations	2,550,000
Excess of cash acquired net of cash expended in acquisition of Newcor, Inc.	935,000
Proceeds from maturities of short-term investments			600,000
Purchase of investments in Newcor, Inc.			(1,679,000)

Net cash used in investing activities	(1,743,000)	(29,000)	(1,103,000)

Cash flows from financing activities
Payments on long-term debt	(10,462,000)	(67,000)	(69,000)
Proceeds from equipment financing and term loans	2,588,000
Investment in subsidiary by minority shareholders	61,000
Purchase of treasury stock		(203,000)	(495,000)

Net cash used in financing activities	(7,813,000)	(270,000)	(564,000)

Net increase in cash and cash equivalents	2,167,000	267,000	1,850,000

Cash and cash equivalents, beginning of year	9,889,000	9,622,000	7,772,000

Cash and cash equivalents, end of year	$12,056,000	$9,889,000	$9,622,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2003	2002	2001
Supplemental disclosures of cash flow information, cash paid during the year for:
Interest	$1,444,000	$143,000	$85,000

Income taxes	$2,202,000	$85,000	$670,000

Supplemental disclosure of noncash investing and financing activity, discontinued operations sold for a note receivable	$250,000	$—	$—

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

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

Intangible Assets

Intangible assets are being amortized over their estimated useful or economic lives using the straight-line method as follows:

Patents	10 years
Customer lists	3 years
Customer relationships	5 years

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisition of Newcor, Inc. (continued)

The following condensed balance sheet reflects the assets and liabilities of Newcor at their fair market values at January 31, 2003.

Current assets	$38,274,000
Property and equipment	38,027,000
Intangibles and other assets	20,871,000

Total assets	$97,172,000

Current liabilities	$21,168,000
Long-term debt	40,215,000
Pension, post retirement and other liabilities	12,970,000
Deferred tax liabilities	16,819,000

Total liabilities	$91,172,000

Intangible assets include goodwill of approximately $14,592,000 and approximately $5,920,000 allocated to customer lists, customer relationships and patents which will be amortized over periods ranging from 3 to 10 years. Goodwill was reduced by $1,899,000 to give effect to the tax benefit derived from the amortization of goodwill for income tax purposes for the year ended December 31, 2003.

In March 2005 the Company’s management reviewed the allocation of purchase price to Newcor’s assets and determined that an additional intangible asset of $3,635,000 relating to customer relationships existed at the purchase date which had not been previously recorded. The intangible asset will be amortized over a five year period commencing with the date of purchase. The consolidated financial statements as of December 31, 2003 and for the year then ended have been restated to give affect to this adjustment. The restatement resulted in the adjustment to the amounts previously reported, as follows.

a)	Goodwill was decreased by $2,248,000.

b)	Intangible assets were increased by $2,960,000 net of accumulated amortization of $665,000.

c)	Deferred tax liability was increased by $1,124,000.

d)	Minority interest decreased by $5,000.

e)	Income from continuing operations, net income and retained earnings were reduced by $407,000 or by $.04 per basic share and $.03 per diluted share to give effect to eleven months of amortization net of tax effect.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisition of Newcor, Inc. (continued)

Newcor’s operations have been included in the consolidated financial statements of the Company commencing January 31, 2003. The following reflects the pro forma results for the years ended December 31, 2003 and 2002 as if the acquisition of Newcor occurred on January 1, 2002.

	Year Ended December 31,
	2003	2002
Revenue	$146,486,000	$172,880,000
Income from continuing operations	5,262,000	7,465,000
Earnings per share
Basic	.47	.66
Diluted	.43	.66

This information is not necessarily indicative of the actual results had the acquisition of Newcor occurred on January 1, 2002.

4.	Discontinued operations

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

During 2003, 2002, and 2001, net income was not materially affected as a result of using the LIFO method.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and equipment

Property and equipment consists of the following at December 31, 2003 and 2002:

	2003	2002
Land	$1,622,000	$41,000
Buildings and improvements, including $1,614,000 under a capital lease	13,642,000	2,993,000
Machinery and equipment	34,473,000	6,491,000

	49,737,000	9,525,000
Less accumulated depreciation and amortization, including $668,000 and $614,000 under a capital lease in 2003 and 2002, respectively	13,879,000	7,905,000

	$35,858,000	$1,620,000

7.	Intangible assets

Intangible assets at December 31, 2003 are summarized as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,795,000	$155,000	$1,640,000
Customer lists	500,000	154,000	346,000
Customer relationships	3,625,000	665,000	2,960,000

	$5,920,000	$974,000	$4,946,000

Amortization expense for the year ended December 31, 2003 was $974,000.

Estimated amortization expense for the five years subsequent to December 31, 2003 is as follows:

Year ending December 31,
2004	$1,065,000
2005	1,065,000
2006	908,000
2007	897,000
2008	232,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Long-term debt

Long-term debt at December 31, 2003 and 2002 is comprised of the following:

		2003	2002
Term note with monthly payments of approximately $82,217 plus interest of prime (4% at December 31, 2003) plus .75% per annum through January 2006, collateralized by substantially all of the assets of various subsidiaries	(a)	$3,911,000	$—
Promissory notes with monthly payments of approximately $115,000, including interest at various rates ranging from 6.25% - 8.5%, collateralized by certain equipment of Newcor and its subsidiaries		4,407,000
Unsecured senior notes	(b)	28,000,000
Note payable with monthly payments of approximately $4,000, including interest at 4% per annum, through September 2015, collateralized by substantially all of the assets of a subsidiary	(c)	398,000	400,000
Note payable with monthly payments of approximately $2,000, including interest at 4% per annum, through December 2023, collateralized by substantially all of the assets of a subsidiary	(c)	371,000	371,000
Capital lease obligation of a subsidiary	(c)	759,000	783,000

		37,846,000	1,554,000
Less current portion		3,639,000	73,000

		$34,207,000	$1,481,000

Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31,
2004	$3,639,000
2005	2,054,000
2006	1,957,000
2007	1,804,000
2008	359,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Long-term debt (continued)

(a)	As of January 31, 2003, Newcor and its subsidiaries entered into a three-year credit facility of approximately $23,000,000 with a financial institution which included a revolving credit line and the term note (the “Credit Agreement”). The revolver borrowing availability was based on a percentage of accounts receivable and inventory balances less certain reserves as specified in the Credit Agreement. Interest on the borrowings was .75% over the prime-lending rate. The prime rate at December 31, 2003 was 4.0%. To the extent that the borrower had cash on hand with the financial institution, interest on the borrowings was not incurred. The term loan required payments based on a five-year amortization period with a balloon payment due upon termination of the facility on January 31, 2006. At December 31, 2003, there was no balance outstanding on the revolving credit line.

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

(b)	Newcor and its subsidiaries entered into an agreement with various unsecured debtors as a result of the Plan of Reorganization (the “Unsecured Notes”). The Unsecured Notes bear interest at 6% in the first 5 years and 7% in the last five years of these ten-year notes. Annual amortization is based on excess cash flow as defined in the indenture but is generally calculated as earnings before income taxes plus depreciation and amortization less capital expenditures up to a maximum of $5,000,000, less cash paid for taxes, less term debt reductions. The balance remaining after amortization based on the excess cash flow is due upon maturity of the notes on January 31, 2013. No principal payment was required on the Unsecured Notes for the year ended December 31, 2003.

(c)	At December 31, 2003, these notes and the capital lease obligation were in default and accordingly have been classified as currently due.

9.	Accounts payable and other current liabilities

	2003	2002
Trade accounts payable	$5,871,000	$578,000
Warranty	340,000	444,000
Payroll and related costs	3,940,000	987,000
Progress billings	1,433,000
Commissions payable	377,000	298,000
Refundable purchase discounts	645,000	535,000
Other	3,145,000	1,017,000

	$15,751,000	$3,859,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes

The provision for income taxes consists of the following:

	2003	2002	2001
Current
Federal	$262,000	$401,000	$800,000
State	302,000	21,000

	564,000	422,000	800,000
Deferred
Federal	2,248,000	(29,000)	113,000

	$2,812,000	$393,000	$913,000

For the years ended December 31, 2002 and 2001, substantially all of the Company’s taxable income was generated in states with no state or local income taxes.

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2003	2002	2001
	%	%	%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	3.4	1.0
Change in valuation allowance			57.4
Other	(2.5)	(3.1)	0.5

Effective income tax rate	34.9	31.9	91.9

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income taxes (continued)

	2003	2002
Deferred tax assets
Allowance for doubtful accounts, warranty
and notes receivable	$268,000	$438,000
Equity in loss of Newcor	1,068,000	1,068,000
Inventories	215,000	78,000
Pension and post retirement obligations	3,591,000
Accrued liabilities and other	1,028,000	48,000

	6,170,000	1,632,000
Valuation allowance	(1,068,000)	(1,068,000)

	$5,102,000	$564,000

Deferred tax liabilities
Accumulated DISC earnings	$(536,000)	$(509,000)
Property and equipment	(4,230,000)
Pension obligations		(19,000)
Intangible assets	(1,445,000)
Investment in subsidiaries	(15,873,000)
Other	(198,000)	(68,000)

	(22,282,000)	(596,000)

Deferred tax asset (liability), net	$(17,180,000)	$(32,000)

The amounts are recorded in the consolidated balance sheets as follows:

	2003	2002
Deferred tax asset, current	$1,511,000	$564,000
Deferred tax liability	(18,691,000)	(596,000)

	$(17,180,000)	$(32,000)

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

The following table sets forth the changes in benefit obligations for the years ended December 31, 2003 and 2002 for the Company-sponsored defined benefit pension plans:

	2003	2002
Projected benefit obligation beginning of the year	$1,024,000	$1,069,000
Projected benefit obligation assumed from
Newcor acquisition	38,059,000
Service cost	905,000
Interest cost	2,499,000	69,000
Amendments	199,000
Actuarial (gain) loss	191,000	(32,000)
Benefits paid	(2,308,000)	(82,000)

	$40,569,000	$1,024,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension plans and post retirement benefits, other than pensions (continued)

The following table sets forth the change in plan assets for the years ended December 31, 2003 and 2002 for the Company-sponsored defined benefit pension plans:

	2003	2002
Fair value of plan assets at prior measurement date	$1,085,000	$1,052,000
Fair value of plan assets acquired from Newcor acquisition	28,322,000
Actual return on plan assets	2,178,000	85,000
Interest	2,557,000
Employer contributions	2,802,000	30,000
Benefits paid	(2,308,000)	(82,000)

Fair value of plan assets at prior measurement date	$34,636,000	$1,085,000

	2003	2002
Funded status	$(5,923,000)	$61,000
Unrecognized net actuarial loss (gain)	(1,230,000)

Net amount recognized	$(7,153,000)	$61,000

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

Had compensation cost for the Company’s stock option grant been determined based on the fair value, at the grant or issue date, in 2003 and, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

Net income, as reported	$5,817,000
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(629,000)

Net income, pro forma	$5,188,000

Earnings per share:
Basic net income per share as reported	$0.52

Diluted net income per share as reported	$0.48

Basic net income per share pro forma	$0.46

Diluted net income per share as pro forma	$0.42

13.	Commitments and contingencies

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

Management has identified two reportable business segments based on the type of products and services provided. The Mechanical Equipment segment comprises that business of the Company that generally involves the fabrication of products from metals based materials. Such products include machined production components for their own fabrication or assembly of products. Products manufactured by this segment include automotive axles, transmission shafts, differential pins, heavy-duty engine rocker arms, and assembled specialty equipment, as well as electric motors and cable pressurization equipment.

The second segment has been identified as the Plastics and Rubber segment. This segment is composed of operations that utilize a variety of plastic and rubber based compounds to either produce components or market end products to this segments customer base. This segment fabricates production parts to the automotive industry in a variety of interior molding and under-the-hood applications, as well as distributes certain purchased products to a diverse customer base. This segment also includes the importation and sale of impulse toys.

The accounting policies of the Company’s operating segments are the same as those presented in Note 2. There are no inter-segment sales and management allocates all corporate expenses to the segments. Each segment is managed according to the products, which are provided to the respective customers and information is reported on the basis of reporting to the Company’s chief operating decision maker.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment information (continued)

Operating segment information for 2003, 2002, and 2001 is summarized as follows:

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2003
Net sales	$112,187,000	$23,287,000	$—	$135,474,000

Income (loss) from continuing operations before income taxes	$9,987,000	$2,911,000	$(4,850,000)	$8,048,000

Assets	$47,119,000	$15,107,000	$38,839,000	$101,065,000

Depreciation and amortization	$4,506,000	$1,194,000	$1,708,000	$7,408,000

Capital expenditures	$5,009,000	$134,000	$85,000	$5,228,000

2002
Net sales	$8,299,000	$7,887,000	$—	$16,186,000

Income (loss) before income taxes	$516,000	$1,195,000	$(482,000)	$1,229,000

Assets	$3,183,000	$6,169,000	$9,053,000	$18,405,000

Depreciation and amortization	$80,000	$130,000	$—	$210,000

Capital expenditures	$27,000	$2,000	$—	$29,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment information (continued)

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2001
Net sales	$10,910,000	$7,472,000	$—	$18,382,000

Income (loss) before income taxes	$2,083,000	$954,000	$(2,043,000)	$994,000

Assets	$3,924,000	$5,353,000	$8,612,000	$17,889,000

Depreciation and amortization	$100,000	$148,000	$—	$248,000

Capital expenditures	$24,000	$—	$—	$24,000

The following is a listing of revenue by major product group sold by the operating segments of the Company for 2003, 2002 and 2001:

	2003	2002	2001
Mechanical Equipment
Machined production components	$103,889,000	$—	$—
Electric motors and cable pressurization equipment	8,298,000	8,299,000	10,910,000

Total	$112,187,000	$8,299,000	$10,910,000

Plastics and Rubber
Manufactured molded plastic and rubber components	$15,585,000	$—	$—
Impulse toys and other	7,702,000	7,887,000	7,472,000

	$23,287,000	$7,887,000	$7,472,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment information (continued)

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

15.	Selected quarterly results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003 (a) (b)
Net sales	$27,962,000	$39,235,000	$34,360,000	$33,917,000

Gross profit	$5,200,000	$7,664,000	$6,035,000	$6,227,000

Net income	$1,245,000	$2,113,000	$1,692,000	$767,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Selected quarterly results (Unaudited) (continued)

Basic net income per common share:
Income from continuing operations	$0.10	$0.18	$0.12	$0.07
Income from discontinued operations	0.01	0.01	0.03

Net income	$0.11	$0.19	$0.15	$0.07

Assuming dilution net income per common share:
Income from continuing operations	$0.10	$0.16	$0.10	$0.07
Income from discontinued operations	0.01	0.01	0.03

Net income	$0.11	$0.17	$0.13	$0.07

2002
Net sales	$3,789,000	$4,206,000	$4,208,000	$3,983,000

Gross profit	$1,182,000	$1,418,000	$1,412,000	$1,241,000

Net income	$81,000	$217,000	$207,000	$331,000

Basic net income per common share	$0.01	$0.02	$0.02	$0.02

Assuming dilution net income per common share	$0.01	$0.02	$0.02	$0.02

(a)	Adjusted to give effect to discontinued operations recorded in the third quarter of 2003.

(b)	Each of the quarters have been adjusted to reflect additional amortization of customer relationships (see Note 3)

EXX INC AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	Column B	Column C		Column D	Column E
	Balance at Beginning Of Period	Additions -		Deductions is from Reserves	Balance at End of Period
DESCRIPTION		Charged to income	Charged to other accounts
2003
Reserve for bad debts and allowances	$119,000	$18,000	$88,000	$45,000	$180,000

Reserve for returns and allowances	$444,000	$—	—	$102,000	$342,000

Reserve for dispositions of inventories	$494,000	$118,000	$259,000	$36,000	$835,000

2002
Reserve for bad debts and allowances	$91,000	$35,000	$—	$7,000	$119,000

Reserve for returns and allowances	$581,000	$—	$—	$137,000	$444,000

Reserve for dispositions of inventories	$494,000	$—	$—	$—	$494,000

2001
Reserve for bad debts and allowances	$88,000	$3,000	$—	$—	$91,000

Reserve for returns and allowances	$580,000	$1,000	$—	$—	$581,000

Reserve for dispositions of inventories	$496,000	$—	$—	$2,000	$494,000

S-1