Form 10-K
period 2004-12-31
EXX INC/NV/
filed 2005-04-15
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes ☐  No ☒.

The aggregate market value of the shares held by non-affiliates on June 30, 2004 was $10,514,905, based on closing prices of $2.05 and $2.10 per share, respectively of the registrant’s Class A and Class B common stock on the American Stock Exchange on June 30, 2004. Of the shares outstanding, 4,828,548 Class A shares and 293,515 Class B shares are held by non-affiliates.

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of March 21, 2005: 10,412,307 Class A shares and 858,093 Class B shares (exclusive of 1,649,300 Class A shares and 16,600 Class B shares held in registrant’s treasury).

PART 1

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “intend,” “will,” “expect,” “anticipate,” “plan,” “management believes,” “estimate,” “continue” or “position” or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties and that, although EXX believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements, based on those assumptions, also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to: EXX’s ability to continue to access funding for its operations; those discussed under “Environmental Compliance” in this Part 1; Item 3 of this report and other cautionary statements contained elsewhere throughout the “Business Section” of this report; the cyclical nature of the industries served by EXX, all of which have encountered significant downturns in the past; the level of production by and demand from EXX’s principal customers, upon which EXX is substantially dependent; whether, when and to what extent expected orders materialize; whether EXX will be able to successfully launch new programs; the impact on EXX of actions by its competitors, some of which are significantly larger and have greater financial and other resources than EXX; and developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by EXX. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by EXX that EXX’s plans and objectives will be achieved. Except as required by law, EXX undertakes no obligation to update any forward-looking statements.

Item 1.	Business.

EXX INC (“EXX”) is a holding company for businesses operated by its subsidiaries. These businesses are organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, machine tools as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry and toys. Hereafter, EXX and its various subsidiaries are referred to as the (“Group”). Financial information about each of EXX’s business segments is contained in Note 15 “Segment Information” to EXX’s Consolidated Financial Statements.

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

As part of the Reorganization, each outstanding share of SFM common stock was converted into three shares of EXX Class A common stock and one share of EXX Class B common stock. The new stock was substantially identical to the old stock in rights and privileges except that holders of outstanding shares of Class B common stock have the right to elect two-thirds or the next rounded number of directors in excess of two-thirds if the number of Directors is not divisible by three, and the holders of outstanding shares of the Class A common stock have the right to elect the remaining directors of EXX.

Under the Reorganization, SFM became a wholly-owned subsidiary of EXX and each of SFM’s wholly-owned subsidiaries became wholly-owned subsidiaries of EXX with each subsidiary retaining its assets and liabilities and continuing its business. In order to effect the transactions, SFM distributed as a dividend to EXX all the outstanding stock of each of its subsidiaries as well as SFM’s cash, cash equivalents and certain promissory notes.

In March 2000, EXX paid a 400% stock dividend which provided for a dividend of four shares of Class A stock for each share of Class A and/or Class B common stock held. All transactions and disclosures in the consolidated financial statements relating to EXX’s Class A and Class B common stock have been restated to reflect this dividend.

In July 2001, the Company purchased an additional 679,994 share of Newcor, Inc. (“Newcor”) common stock and $500,000 principal amount of Newcor’s 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company’s Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company’s acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company’s ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. As of December 31, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company reduced its investment (including subordinated notes) in Newcor to zero. In February 2002, Newcor filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Act. As a result of the reorganization plan approved by the creditors, these shares were of no value at December 31, 2002 and were effectively cancelled via the reorganization.

On January 31, 2003, a Plan of Reorganization of Newcor became effective. Under a rights offering to stockholders included as part of Newcor’s Plan of Reorganization, EXX purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939,000. The shares purchased by EXX constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of EXX. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court for the District of Delaware. The source of funds for EXX’s purchase was cash on hand. In addition to the purchase made by EXX, certain former stockholders of Newcor purchased shares of common stock of Newcor under the rights offering made in connection with the Plan of Reorganization. The former stockholders purchased an aggregate of 123 shares totaling $61,000, which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in EXX’s consolidated financial statements. The primary purpose of the acquisition of Newcor was to expand EXX’s operations. Through its subsidiaries, Newcor designs and manufactures precision machined components and assemblies, machine tools and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems principally for the automotive and appliance industries.

Newcor sells and markets its products into two market segments defined as automotive and light truck (59%) and heavy-duty components (41%) including Class 8 over the highway trucks, agricultural equipment and other industrial markets. The percentages following the market definitions reflect the portion of 2004 consolidated revenue sold into that respective market. The markets served by Newcor are highly cyclical and are impacted by the general strength of the economy, by prevailing interest rates and by other factors outside the control of Newcor. The markets for automotive, heavy-duty trucks, agricultural equipment and capital goods, for which Newcor supplies goods and services, have all experienced both strength in recent years as well as significant downturns.

Such downturns have had a material adverse effect on the revenues, profitability and cash flow of suppliers to these industries, including Newcor, and there can be no assurance that one or all such industries will not experience similar downturns in the future. A cyclical decline in overall demand in any of the markets served by Newcor would have a material adverse effect on EXX’s financial condition, results of operations and debt service capability.

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

During 2004, sales to each of three customers (Detroit Diesel Company, John Deere and Company and American Axle and Manufacturing) exceeded 10% of consolidated sales. Although EXX and its subsidiaries have ongoing supply relationships with approximately 175 customers, there can be no assurance that sales to customers will continue at the same levels or at all. Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers and continuation of these relationships is dependent upon the customers’ satisfaction with the price, quality and delivery of products, engineering capabilities and customer services. While management believes its relationships with its customers are mutually satisfactory, if any of these larger customers were to reduce substantially or discontinue their purchases, the financial condition and results of operations of EXX would be materially adversely affected. From time to time, suppliers to these large customers enter into agreements mandating periodic price reductions, which thereby, effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and Newcor is presently a party to several such agreements.

Mechanical Equipment Segment

This segment consists of seven operating units at December 31, 2004: Deco Engineering, Inc. (“DECO”), Blackhawk Engineering, Inc. (“Blackhawk”), Rochester Gear, Inc. (“RGI”), Machine Tool and Gear, Inc. (“MTG”), the Bay City division of Newcor, the Howell Electric Motors Division of SFM Corp. (“Howell”) and TX Technology Corp.

DECO produces high-volume precision machined engine and powertrain components and assemblies primarily for the heavy-duty truck market. Blackhawk’s principal line of business is machining large gray iron, nodular iron and steel foundry castings for companies with business in the agricultural market. RGI and MTG produce high-quality shafts, axles, transmission parts, differential pins and gears, rear axle shafts and other machined components. RGI and MT&G participate primarily in the automotive market.

The Bay City division of Newcor designs and assembles standard and special custom machines and systems to meet its customers’ welding, assembly, forming, heat treating and testing process requirements. The revenue from the Bay City division derives from a variety of markets including automotive, appliance, consumer goods, and others.

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

In April 1994, TX Systems Inc., a newly formed subsidiary of EXX, acquired the operating assets and businesses of TX Technologies, Inc. and TX Software, Inc. These companies were engaged in the cable pressurization and monitoring systems business. The TX Systems Inc. acquisition together with the activities of another newly formed subsidiary - TX Technology Corp. - broadened EXX’s activities in the capital goods segment, allowing EXX entry to the telecommunications industry. The TX Companies operate the cable pressurization and monitoring system business. The business provides means to prevent telecommunications signal reductions through use of cable pressurization equipment and equipment to monitor cable pressure, as well as equipment to report the results of the monitoring over telephone lines.

Operating units in the Mechanical Equipment segment have numerous competitors, both domestic and foreign. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Substantially all of the segment’s revenue comes from domestic sales through either salaried sales staff or independent manufacturers’ representatives. Engineering design changes and model year changes mandated by the customers in both the automotive and heavy-duty truck market occur routinely and require the segment to maintain competitive pricing with strong business relationships to insure that future business is attained.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a unit will depend upon a single supplier for a particular item when required by the customer. The segment has not experienced any material difficulty obtaining necessary purchased materials.

Throughout its product lines, the segment has various patents and trademarks that have been obtained over a number of years and expire at various times. The loss of any patent or trademark would not materially affect the sales and profitability of EXX.

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

Plastics and Rubber Segment

This segment consisted of five operations at December 31, 2004: Boramco, Inc. (“Boramco”), Plastronics Plus, Inc. (“Plastronics”), (Henry Gordy International, Inc. (“Gordy”), Handi-Pac, Inc. (“Handi-Pac”) and Hi-Flier, Inc. (“Hi-Flier”).

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

Gordy was formed during the third quarter of 1987 to conduct the business associated with certain assets purchased from Henry Gordy, Inc. and Gordy International, Inc.

Gordy markets a line of “impulse” toys through a national network of commissioned sales representatives, together with its own sales staff. Its products are distributed directly or through wholesalers to a wide range of retail outlets including, but not limited to, toy stores, department stores, discount chains, drug stores and supermarkets.

In February 1994, Hi-Flier, a newly formed subsidiary of EXX, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than seventy years. This acquisition strengthened EXX’s Plastics and Rubber segment by providing product lines that compliment those of the Gordy subsidiary.

In February 1997, EXX (through a newly-formed subsidiary) acquired all the outstanding capital stock of Handi-Pac, d/b/a Steven Manufacturing Co. Handi-Pac manufactures and sells several types of toys, including pre-school, ride-on, classic and educational toys. In addition, during the third quarter of 1997, a wholly-owned subsidiary acquired the assets of Confectionery and Novelty Design International, LLC (“CANDI”), a Northbrook, Illinois maker of candy-filled toy products. While this acquisition was not a material purchase, it added a complimentary product to the business mix at that time.

Each of the operations in the Plastics and Rubber segment has several competitors, primarily all domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. All of the segment’s revenue results from domestic sales through either salaried sales staff or independent manufacturers’ representatives. Engineering design changes and model year changes mandated for the OEM’s in both the automotive and heavy-duty truck market occur routinely and require the segment to maintain competitive pricing with strong business relationships to ensure that future business is attained.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a member of the segment will depend upon a single supplier for a particular item when instructed by the customer. The segment has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, members of the segment have various patents and trademarks that have been obtained over a number of years and expire at various times. The loss of any patent or trademark would not materially affect the sales and profitability of EXX.

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

Environmental Compliance

Compliance by the Group with federal, state and local laws and regulations pertaining to the environment has not and is not anticipated to have any material effect on the capital expenditures, earnings or operations of the Group. All operations are subject to various federal, state and local environment laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes and the health and safety of employees (“Environmental Laws”). The nature of the Group’s current and former operations and the history of industrial uses at some of its facilities expose the Group to the risk of liabilities or claims with respect to environmental and related worker health and safety matters. Compliance with Environmental Laws, stricter interpretations of or amendments to such laws or more vigorous enforcement policies by regulatory agencies may require material expenditures by the Group. In addition, under certain Environmental Laws a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.

Employees

At December 31, 2004, the Group had approximately 1000 employees. Approximately 17% of the Group’s employees and contract workers at December 31, 2004, were represented by collective bargaining agreements which expire in 2007. In addition, many of the Group’s customers employ workforces represented by unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between any part of the Group and its employees, or between any of its major customers and such customers’ employees, could have a material adverse effect on EXX’s financial condition and results of operations. In 2004, there were work stoppages at two of the Group’s facilities neither of which had a material adverse effect on EXX’s financial condition and results of operations.

EXX does not have any foreign operations and, therefore, does not segregate its revenue by geographic area. Export sales, principally to customers in Mexico and Canada, represented less than 5% of consolidated revenue in the twelve-month period ended December 31, 2004.

Item 2.	Properties

The Group conducts its business in company-owned facilities totaling approximately 544,000 square feet and leased facilities totaling approximately 223,000 square feet of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Group. Operating leases expire at various times through 2006.

Below is a summary of the principal facilities:

Location	Square Footage	Type of Interest
Rochester Gear, Inc. Clifford, MI	49,000	Owned

Blackhawk Engineering, Inc. Cedar Falls, IA	54,000	Owned
Waterloo, IA	17,000	Leased

Machine Tool and Gear, Inc. Corunna, MI	100,000	Owned
Fenton, MI	10,000	Owned

Deco Engineering, Inc. Royal Oak, MI	105,000	Leased

Howell Electric Motors Div. of SFM Corp. & Gordy Plainfield, NJ	120,000	Owned

TX Technology Corp. Randolph, NJ	11,000	Leased

Handi-Pac, Inc. Hermann, MO	90,000	Leased

Boramco, Inc. Walkerton, IN	33,000	Owned

Plastronics Plus, Inc. East Troy, WI	28,000	Owned (Plant 1)
East Troy, WI	27,000	Owned (Plant 2)

Bay City Div. of Newcor, Inc. Bay City, MI	123,000	Owned

Item 3.	Legal Proceedings

There were no material pending legal proceedings, other than ordinary routine litigation incidental to the business to which EXX or its subsidiaries are a party or of which any of their properties is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters.

EXX’s Class A common stock and Class B common stock are traded on the American Stock Exchange. The following chart sets forth the high and low sales prices for the Class A common stock and Class B common stock for the two most recent fiscal years as reported on the American Stock Exchange.

	Quarterly Price Information
	2004				2003
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$4.35	$2.40	$4.35	$3.35	$1.05	$.57	$1.15	$.76
Second Quarter	2.99	1.70	3.30	2.10	4.30	.77	4.53	1.05
Third Quarter	2.32	.97	2.20	1.30	6.16	2.40	5.70	3.95
Fourth Quarter	1.80	1.38	1.80	1.40	4.74	2.55	4.45	2.85

As of March 23, 2005, there were approximately 1200 stockholders of record of Class A shares and 350 stockholders of record of Class B shares.

EXX has not declared nor paid any dividends during the last two fiscal years.

Item 6.	Selected Financial Data.

	2004 (A)(D)(E)	2003 (A)(F)	2002	2001(B)	2000 (B)
Sales and Income
Net sales	$143,548,000	$135,474,000	$16,186,000	$18,382,000	$19,163,000
Income from
Continuing operations	1,504,000	5,241,000	836,000	81,000	1,074,000
Discontinued operations		576,000
Net income	1,504,000	5,817,000	836,000	81,000	1,074,000

Per Share Data (C)
Net income-Basic
Continuing operations	$.13	$.47	$.07	$.01	$.08
Discontinued operations		.05

Net income	$.13	$.52	$.07	$.01	$.08

Net income-Diluted
Continuing operations	$.12	$.43	$.07	$.01	$.08
Discontinued operations		.05

Net income	$.12	$.48	$.07	$.01	$.08

Book value	1.70	1.57	1.06	.97	.93

Financial Position (At Year End)
Current assets	$49,361,000	$45,854,000	$16,365,000	$15,606,000	$15,269,000
Total Assets	90,972,000	101,065,000	18,405,000	17,889,000	17,688,000

Current liabilities	20,201,000	19,390,000	4,248,000	4,306,000	3,720,000

Current ratio	2.4 to 1	2.4 to 1	3.9 to 1	3.6 to 1	4.1 to 1

Working capital	$29,160,000	$26,464,000	$12,117,000	$11,300,000	$11,549,000
Property and equipment, net	26,559,000	35,858,000	1,620,000	1,801,000	2,025,000
Long-term debt	26,533,000	37,846,000	1,554,000	1,621,000	1,690,000
Stockholders’ equity	19,202,000	17,691,000	11,721,000	11,050,000	11,427,000

(A)	Newcor operations have been included in the Consolidated Financial Statements of EXX commencing January 31, 2003. See Note 3 to the Consolidated Financial Statements.

(B)	Restated to reflect change in reporting entity. See Note 3 to the Consolidated Financial Statements.

(C)	As adjusted for a 400% stock dividend effective March 8, 2000, Class A and Class B shares retroactively shown.

(D)	Includes $4,523,000 pretax impairment charge.

(E)	Includes $2,520,000 pretax gain from forgiveness of indebtedness.

(F)	Includes retroactive $407,000 or $.04 per share after tax amortization charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the Forward-Looking Statements and Cautionary Statements at the beginning of this 10-K Report.

Due to the factors noted in the Forward-Looking Statements paragraph and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, EXX’s future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. This could result in an immediate and adverse effect on the trading price of EXX’s common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

In January 2003, under the Newcor Plan of Reorganization, EXX purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. See Note 3 to the Consolidated Financial Statements which further discusses this event.

In prior periods, both Newcor and EXX referred to an impending loss of a supply contract with a major customer. A press release and Form 8-K dated October 3, 2003 announced the signing of a new three year supply contract with that customer with certain reductions in prices and volume offset by certain additional benefits to other Newcor units dealing with the customer’s affiliates. In 2004, the new contract resulted in a revenue reduction of approximately $9,000,000 in the Mechanical Equipment segment compared to 2003. It is expected that in 2005 the revenue reduction compared to 2003 will be approximately $3,000,000 which amount may be offset by increases in new business for the year from such customer.

Newcor’s largest customer, American Axle & Manufacturing, informed Newcor that certain parts currently machined by a subsidiary of Newcor will be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle & Manufacturing. Newcor presently expects that the loss of sales will begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimates that this change will reduce its consolidated sales by approximately 20%, based on current sales levels. The loss of this business is expected to have a material negative impact on the consolidated results of operations and cash flow of the Company beginning in the third quarter of 2005 and thereafter. It is presently anticipated that the loss will result in closing one of Newcor’s three machining facilities in Michigan and consolidating its operations into two locations. At this time, it is unknown whether or not there will be any charges related to a plant closing. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to American Axle & Manufacturing, under the provisions of SFAS No. 144. Based on this analysis, management has determined that as of December 31, 2004, there is no impairment on any of the long-lived assets as the discounted future cash flows of the subsidiary, directly affected by the loss of American Axle & Manufacturing, exceeds the net book value of its assets at December 31, 2004.

2004 Compared to 2003

Net sales in 2004 were $143,548,000 compared to $135,474,000 in 2003 which was an increase of $8,074,000. Net sales represented a 6% increase from the prior year sales on a dollar for dollar basis. Net sales represented a 3% decrease on a comparable basis adjusted for the Newcor acquisition. On an overall basis, the decrease in sales referred to by the new three year supply contract was mitigated by additional sales in the other subsidiaries. The Mechanical Equipment segment had total sales of $121,036,000 in 2004 compared to $112,187,000 in 2003, an increase of $8,849,000 on a dollar for dollar basis. The current year Mechanical Equipment sales represented an 8% increase on a dollar for dollar basis from the prior year sales. On a comparable basis adjusted for the Newcor acquisition, the current year Mechanical Equipment sales represented a 1% decrease from the prior year. The decrease in sales referred to above attributable to the new three year supply contract was offset somewhat by additional sales in the other Mechanical Equipment segment subsidiaries. The Plastics and Rubber segment sales were $22,512,000 in 2004 compared to $23,287,000 in 2003, a decrease of $775,000 on a dollar for dollar basis. On a comparable basis adjusted for the Newcor acquisition, the current year Plastics and Rubber segment sales reflected a 9% decrease from the prior year.

Gross profit was $21,554,000 in 2004 compared to gross profit of $25,126,000 in 2003, a decrease of $3,572,000 on a dollar for dollar basis. Gross profit as a percentage of sales decreased to 15% in 2004 compared to 19% in 2003. The reduction was caused both by the pricing of the new sales contract referred to above as well as overall market competition. The Mechanical Equipment segment realized $15,088,000 of gross profit in 2004 compared to $19,310,000 for 2003 on a dollar for dollar basis. Gross profit as a percentage of sales decreased to 12% in 2004 from 17% in 2003. The reduction was caused by both the pricing of the new sales contract referred to above as well as overall market competition in the segment. The Plastics and Rubber segment realized $6,466,000 of gross profit in 2004 compared to $6,316,000 for 2003 on a dollar for dollar basis. Gross profit as a percentage of sales increased to 29% in 2004 from 27% in 2003 on a dollar for dollar basis based on the improved product mix.

Selling and general and administrative expenses were $14,998,000 in 2004 compared to $15,107,000 in 2003, a decrease of $109,000. On a comparable basis adjusted for the Newcor acquisition, selling and general expenses decreased 9% from 2003 to 2004 and which reflected management’s concerted effort to control costs in these areas.

Operating income was $2,033,000 in 2004 compared to $10,019,000 in 2003, a decrease of $7,986,000 on a dollar for dollar basis. Operating income in 2004 as reported, reflected a $4,523,000 impairment charge referred to in Note 5 and a gain of $2,520,000 from early extinguishment of debt discussed in Note 9. The charge related to a review and a determination of the impairment of certain long lived assets including goodwill of a subsidiary in the Mechanical Equipment segment. The credit related to the purchase of $6,000,000 of the Unsecured notes of Newcor for a price of $3,480,000 and the subsequent cancellation of these notes by the Trustee. On a comparable basis reflecting the Newcor acquisition, operating income decreased 81% from 2003 to 2004. The Mechanical Equipment segment generated operating income of $2,785,000 in 2004, compared to $9,933,000 in 2003, a decrease of $7,148,000 on a dollar for dollar basis. The Plastics and Rubber segment generated operating income of $3,784,000 in 2004, compared to $3,001,000 in 2003, an increase of $783,000 on a dollar for dollar basis. Corporate and other operating expenses were $4,536,000 in 2004 compared to $2,915,000 in 2003 on a dollar for dollar basis.

Interest expense was $1,917,000 in 2004 compared to $2,149,000 in 2003 on a dollar for dollar basis. The overall decrease in interest reflected the reduction in the various debt instruments during the year including the forgiveness of the Newcor debt.

EXX generated net income of $1,504,000 or $.13 per A & B common share compared to a net income of $5,817,000 or $.52 per A & B common share in 2003.

EXX reported a deferred tax asset of $1,451,000 at December 31, 2004 and a deferred tax asset of $1,511,000 at December 31, 2003. Management believes this asset will be realized as a result of taxable earnings in the future.

2003 Compared to 2002

Net sales in 2003 were $135,474,000 compared to $16,186,000 in 2002 which was an increase of $119,288,000. Net sales represented a 737% increase from the prior year sales, due to the acquisition of Newcor. The Mechanical Equipment segment had total sales of $112,187,000 in 2003 compared to $8,299,000 in 2002, an increase of $103,888,000. The 2003 year’s sales represented a 1,252% increase from the prior year sales due to the acquisition of Newcor. The Plastics and Rubber segment sales were $23,287,000 in 2003 compared to $7,887,000 in 2002, an increase of $15,400,000. The 2003 year’s sales represented a 195% increase from the prior year sales due to the acquisition of Newcor. Excluding the effect of the Newcor acquisition, net sales in 2003 were $16,000,000 the Mechanical Equipment segment sales in 2003 were $8,298,000 and the Plastics and Rubber segment sales in 2003 were $7,702,000.

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

Liquidity and Capital Resources

During 2004, EXX generated $10,600,000 of cash flows from operating activities compared to $11,723,000 in 2003. In 2004, cash flow of $15,724,000 was provided from income before depreciation and amortization, deferred income taxes and special charges and credits compared to $15,473,000 in 2003. The decrease in cash flows in 2004 was principally due to the reduction of net income. In 2004, operating cash flows of $2,338,000 were used to fund accounts receivables as well as $589,000 of inventories offset by an increase in accounts payable totaling $1,769,000. In 2003, operating cash flows of $2,416,000 were used to fund Newcor’s pension obligations and $5,325,000 were used to reduce accounts payable and other current liabilities which included accruals for administrative expenses associated with Newcor’s bankruptcy Filing and Plan of Reorganization. The increase in accounts receivable between the years was due to the timing of collections which were received after year end in 2004 and prior to year end in 2003 The industry trend has slowed collections somewhat during the latter part of 2004.

In 2004, EXX’s investing activities used cash of $874,000 to purchase property and equipment compared to using cash of $1,743,000 in 2003, primarily to purchase property and equipment totaling $5,228,000 offset by $2,550,000 of proceeds from the sale of net assets of a Newcor subsidiary and $935,000 of cash acquired from the acquisition of Newcor.

During 2004 and 2003, EXX’s financing activities used cash of $8,793,000 and $7,813,000, respectively. In 2004, Newcor repaid $8,793,000 principal amount of long-term debt. In 2003, Newcor repaid $10,462,000 principal amount of long term debt and obtained $2,588,000 from equipment financing and term loans. In addition, Newcor received $61,000 from the sale to minority shareholders of its new stock.

The following table summarizes the Company’s contractual cash debt repayment obligations at December 31, 2004.

	2005	2006-09	2013	TOTAL
Long Term Debt:
Promissory Notes – 6.25%-8.5%	$811,000	$2,211,000	$—	$3,022,000
Defaulted Notes Payable and Capital Lease Obligations of a subsidiary (a)	1,511,000	—	—	1,511,000
Unsecured senior notes	—	—	22,000,000	22,000,000
Operating lease obligations	418,000	41,000	—	459,000

TOTAL CONTRACTUAL CASH OBLIGATIONS	$2,740,000	$2,252,000	$22,000,000	$26,992,000

(a)	Payments of these notes and capital lease obligations are shown as current since the subsidiary is unable to make the requirements due to a lack of cash flow.

At the end of 2004, EXX had working capital of approximately $29,161,000 and a current ratio of 2.4 to 1. At the end of 2003, EXX had working capital of approximately $26,464,000 and a current ratio of 2.4 to 1.

In January 2003, under the Newcor Plan of Reorganization, EXX purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. See Note 3 to the Consolidated Financial Statements for further discussion of this event.

At December 31, 2004, EXX considered its cash and cash equivalents of $13,048,000 together with availability of its Newcor subsidiary’s line of credit of $4,400,000, net of a $700,000 outstanding letter of credit to be adequate for its current operating needs. Effective March 28, 2005, EXX reduced its Newcor subsidiary’s line of credit to $2,100,000, net of a $700,000 outstanding letter of credit.

EXX has no present plans that will require material capital expenditures for any of EXX’s businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations.

EXX believes the effects of inflation will not have a material effect on its future operations.

Critical Accounting Policies

EXX has prepared its financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required EXX to make estimates, judgments and assumptions that affected the amounts EXX reported. Note 1 of Notes to Consolidated Financial Statements contains the significant accounting principles used to prepare EXX’s consolidated financial statements.

EXX has identified a few critical accounting policies that required EXX to make assumptions about matters that were uncertain at the time of our estimates. Had different estimates and assumptions been used, the amounts recorded could have been significantly different. Additionally, actual results that would have a material effect on EXX’s accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of EXX’s financial statements are listed below.

Inventories. Certain of EXX’s inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of EXX’s inventories are valued at the lower of cost, on the first-in, first-out (“FIFO”) method, or market. EXX periodically assesses this inventory for obsolescence and potential excess by reducing the difference between the cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. If market conditions or future demand are less favorable than EXX’s current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on EXX’s reported results in the period the adjustments are made.

Income Taxes. EXX complies with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. EXX has determined that it is more likely than not that EXX’s future taxable income will be sufficient to realize its deferred tax assets.

Intangible Assets. Intangible Assets are being amortized over their estimated useful or economical lives and include provisions for patents, customer lists and customer relationships. Please see footnote 2 for further explanation.

Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected discounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. Please refer to Note 5 for an explanation of impairment charges in 2004.

Pension Accounting. The Company utilizes certain assumptions in the actuarially determined values of its periodic pension cost and pension benefit obligation. Such assumptions include the discount rate of 6.00% and the expected rate of return on plan assets of 8.75%, which are used in determining the periodic pension cost. Please refer to Note 12 for an explanation of the pension accounting as well as the related current charges and credits.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

EXX’s cash and cash equivalent investments are in short term money market investments, U.S. Treasury Money Market investments, Government Agency obligations and commercial paper. They are subject to limited interest rate risks. A 10% change in interest rates would not have a material effect on EXX’s financial statements.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules required by this Item may be found beginning with the index page on page F-1 immediately following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls And Procedures

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant’s disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding each director and executive officer of the Company. Except as otherwise indicated, each director or executive officer has had the same principal occupation or employment during the past five years. Currently, no director serves as a director of another publicly-held company.

Name	Principal Occupation, Positions with the Company
Jerry Fishman (1) Age-56-Director Continuously since 1984	Director and Vice President of The Fishman Organization Inc. Director of Newcor

Norman H. Perlmutter (2) Age- 63-Director Continuously since 1984	CPA, private practice Director of Newcor

Frederic Remington (3) Age-75-Director Continuously since 1984	Retired Director of Newcor

David A. Segal (4) Age-65-Director Continuously since 1984	Chairman, CEO and CFO of EXX Chairman and Co-CEO of Newcor

James J. Connor (5) Age-53	President and Co-CEO and Director of Newcor

(1)	Mr. Fishman serves on the Company’s Audit Committee, Compensation Committee, Stock Option Committee and Nomination and Corporate Governance Committee.

(2)	Mr. Perlmutter serves on the Company’s Audit Committee, Compensation Committee and Stock Option Committee.

(3)	Mr. Remington served as Chairman of the Board and Vice President of Peerless Tube Co., a manufacturer of aerosol cans and collapsible metal tubes, for over five years before retiring in late January 2003. Mr. Remington serves on the Company’s Audit Committee, Compensation Committee, Stock Option Committee and Nominating and Corporate Governance Committee.

(4)	Mr. Segal has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer of EXX for more than the past five years. Previously, Mr. Segal was Chairman of the Board and Chief Executive Officer of SFM Corp.

(5)	Mr. Connor served as VP Finance, Treasurer and CFO of Newcor from April 1999 to August 2000 and served as President and CEO of Newcor from August 2000 to August 2001. Since August 2001, he has served as President and Co-CEO of Newcor. He served as CFO of Rockwell Medical Technologies, Inc. from 1997-1999.

Board Meetings and Committees

During 2004, the Company’s Board of Directors met five times. The Board has an Audit Committee, a Compensation Committee, a Stock Option Committee and a newly formed Nominating and Corporate Governance Committee. Each of the committees of the Board of Directors is comprised of non-employee directors who meet the independence requirements of the American Stock Exchange. Each director attended not less than 75% of the meetings of the Board of Directors and committees of which such director was a member in 2004. It is the Company’s policy to strongly encourage members of the Board of Directors to attend the Company’s annual meeting. At the last annual meeting, all of the then current directors were in attendance.

The Audit Committee is currently composed of Messrs. Fishman, Perlmutter and Remington, each of whom is independent as defined in the American Stock Exchange listing standards. The Audit Committee adopted a new written charter effective April 20, 2004. The Audit Committee’s tasks include meeting with the auditors to review the scope, accuracy and results of the audit, making inquiries as to the adequacy of the Company’s accounting, financial and operating controls and evaluating on an annual basis the qualification, performance and independence of the Company’s auditors. The “Audit Committee financial expert” designated by the Board of Directors is Norman Perlmutter. The Audit Committee held five meetings in 2004.

The Compensation Committee is currently composed of Messrs. Fishman, Perlmutter and Remington. The Compensation Committee recommends the compensation level of the Chief Executive Officer and other executive officers and prepares the executive compensation report included in the Company’s proxy statements. The Compensation Committee did not meet during 2004.

The Stock Option Committee is composed of Messrs. Fishman, Perlmutter and Remington. The Stock Option Committee recommends the granting of stock options to executive officers as deemed appropriate. The Stock Option Committee did not meet in 2004.

The Nominating and Corporate Governance Committee was formed on April 20, 2004. The Committee consists of Messrs. Fishman and Remington. The Committee adopted a written charter effective April 20, 2004. The Committee assists and advises the Board of Directors with respect to identifying individuals qualified to become members of the Board of Directors and recommends to the Board the director nominees for the next annual meeting of shareholders. In addition, the Committee evaluates the overall function and performance of the Board of Directors and its committees. The Nominating and Corporate Governance Committee met once in 2004.

The Company has adopted a Code of Ethics for Senior Executive and Financial Officers. The code of ethics is available at no charge by requesting a copy from the Company at: EXX INC, Attention: David A. Segal, Chairman of the Board, Suite 689, 1350 East Flamingo Road, Las Vegas, Nevada 89119.

The Company has established procedures for Stockholders or other interested parties to communicate directly with the Board of Directors. Such parties can contact the Board of Directors by mail at: EXX INC, Attention: David A. Segal, Chairman of the Board, Suite 689, 1350 East Flamingo Road, Las Vegas, Nevada 89119. All communications made by this means will be received by the Chairman of the Board.

Item 11.	Executive Compensation.

The following table provides summary information concerning compensation awarded, paid or accrued by the Company to or on behalf of the executive officers of the Company for the years ended December 31, 2004, 2003, 2002.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Securities Underlying Options/SARs (#)
David A. Segal Chairman, CEO and CFO of EXX and Co-CEO, Newcor	2004 2003 2002	887,054 866,404 355,178	(2)	428,000 714,876 65,000	(1) (1)	2,000,000 —	(3)

James J. Connor President, and Co-CEO, Newcor	2004 2003	250,160 229,167		50,000 50,000		— —

(1)	Includes a bonus accrued by Newcor of $367,000 for 2004 and $471,200 for 2003. Pursuant to the terms of Mr. Segal’s employment contract with Newcor this bonus cannot be paid until the $22,000,000 of Newcor’s unsecured Notes outstanding are paid in full. Also includes $191,676 attributable to the market value of 250,000 shares of Class B common stock awarded to Mr. Segal in 2003.

(2)	Excludes base salary paid by Newcor to Mr. Segal in the amount of $500,000 in 2002. From July 2001 through January 2003, the Company owned approximately 31% of the outstanding common stock of Newcor and accounted for that ownership under the equity method.

(3)	Total includes options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock.

Compensation of Directors

Directors who also are employees of the Company (i.e., Mr. Segal) receive no fees for their service as directors or for attendance at Board and committee meetings. Non-employee directors receive $1,000 for each Board meeting attended with a minimum of $4,000 per year. Audit Committee members receive $500 for each Audit Committee attended. Compensation Committee and Stock Option Committee members receive $150 for each committee meeting attended. The Nominating and Corporate Governance Committee members serve on this committee for no additional compensation. Non-employee directors of Newcor, Inc., EXX’s subsidiary, receive either $500 or $1,500 for each Newcor, Inc. Board meeting with a minimum of $10,000 per year.

Executive Employment Contracts

Effective October 21, 1994, the Company entered into a 10-year executive employment agreement with Mr. Segal with an option to renew for an additional five years. Under the agreement, Mr. Segal’s base compensation is $300,000 per year with annual increases based on a Consumer Price Index formula. In addition, there is a profit bonus under which Mr. Segal will receive 5% of the consolidated pre-tax earnings of the Company. The agreement also provided an option whereby Mr. Segal could require the Company to purchase all of his common stock in the Company on the date his employment terminated, at the greater of fair market value or $10 per share (prior to adjustment). In 1997, in order to avoid the classification of the shares owned by Mr. Segal as “mezzanine” capital and the reduction to future earnings per share (or increase to future loss per share) which would result with such classification, Mr. Segal agreed to relinquish his contractual right to require the Company to purchase his shares, in exchange for options, granted in 1998, to purchase 1,900,000 Class A and 100,000 Class B shares of common stock at prices equal to, or greater than, the market value at the date of the grant. The 1998 options expired March 31, 2003. Effective April 24, 2003, Mr. Segal was granted new options to purchase 1,900,000 Class A shares and 100,00 Class B shares at an exercise price of $.89 per Class A share of common stock and $1.15 per Class B share of common stock which was the closing stock price per share on the American Stock Exchange on the grant date. These options expire on December 31, 2013. The option grant was ratified by the shareholders at the EXX INC annual meeting on May 22, 2003.

Effective September 3, 2001, Newcor entered into a 10-year executive employment agreement with Mr. Segal with subsequent additional 10-year renewals. Under the agreement Mr. Segal’s base compensation is $500,000 per year with annual increases based on a Consumer Price Index Formula. In addition, there is a profit bonus under which Mr. Segal will receive 5% of Newcor’s pretax profit in each fiscal year. Effective January 31, 2003, under the terms of the Newcor Bankruptcy filing, Mr. Segal’s employment contract was modified to a 3-year term with subsequent 3-year renewals at the same base compensation as above plus increases on a Consumer Price Index formula using 2002 as a base. The payment of bonuses accrued under the original contract was deferred until three months after the complete payment of the $28,000,000 of the new Newcor notes.

Effective August 9, 2000, Newcor entered into an employment agreement with James J. Connor to be President and Chief Executive Officer for a base compensation of $200,000 adjusted to $250,000 starting in 2001 plus a bonus formula to be determined by the Board of Directors. Effective January 31, 2003, under the terms of the Newcor Bankruptcy filing, Mr. Connor’s contract was modified regarding change of control definition, cancellation of Newcor stock options, and terms of the bonus arrangements to be solely determined by the Newcor Board of Directors.

Pension Benefits

A subsidiary of the Company has a non-contributory defined benefit pension plan for salaried employees, which was “frozen” by action of the Board of Directors in January 1988. Monthly benefits payable at age 65 are equal to 50% of final average earnings, less 75% of the primary Social Security benefit. “Final average earnings” is the average of the highest consecutive five of the last ten years ended December 31, 1987, and monthly benefits are reduced pro rata for each full year of service less than 30. Benefits are paid on a straight-life annuity basis or in an optional form, which is actuarially equivalent to a life annuity.

Pension Plan Table

Final Average Earnings	Credited Service
	10 years	20 years	30 years
$30,000	$5,000	$10,000	$15,000
50,000	8,333	16,667	25,000
70,000	11,667	23,333	35,000
90,000	15,000	30,000	45,000
110,000	18,333	36,667	55,000
130,000	21,667	43,333	65,000

The “Pension Plan Table” reflects estimated annual benefits payable at age 65 on a straight-life annuity basis at various compensation levels and years of service, before being reduced by up to 75% of the retiree’s annual primary Social Security benefit.

With 19 years of service, Mr. Segal is the only executive officer of the Company currently credited under the plan. The estimated final average earnings, based on annual salary and bonus, for Mr. Segal prior to reduction of Social Security Benefits are $98,300.

Newcor has a non-contributory defined benefit pension plan for salaried employees which was frozen by its Board of Directors effective December 31, 2003. Under the terms of the plan, pension benefits are determined by using 1.1% of the average monthly earnings for the highest consecutive 60-month employment, currently capped at $17,083 per month times the period of benefit service. Benefits are payable upon reaching 63 years of age. Mr. Segal and Mr. Connor are the only executive officers participating under the plan. Mr. Connor is currently fully vested and will receive a pension of approximately $7,200 per year upon reaching 63 years of age. Mr. Segal will be fully vested in August, 2006 and will receive a pension of approximately $4,700 per year at that time.

Stock Options

In 1994, the Company’s Board of Directors adopted and the stockholders approved the EXX INC 1994 Stock Option Plan, which provided for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, and for the issuance of non-qualified stock options (not intended to qualify under Section 422 of the Code). Pursuant to the plan, 5,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options to officers, directors, employees and consultants of the Company as either incentive and/or non-qualified options.

At December 31, 2004, there were no options outstanding to purchase shares of Class A common stock for grant under the 1994 Stock Option Plan. The plan terminated in 2004 and was not renewed.

Fiscal Year-End Option Values

The following table sets forth information with respect to the number of exercisable and unexercisable stock options at December 31, 2004, as well as the value of such stock options having an exercise price lower than the last reported trading price on December 31, 2004 (“in-the-money” options) held by the executive officers named in the Summary Compensation Table. The executive officers named in the Summary Compensation Table did not exercise any stock options in 2004.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End ($)(2) Exercisable/ Unexercisable
David A. Segal (1)	1,900,000 / -0- 100,000 / -0-	$1,349,000 / -0- 35,000 / -0-

James J. Connor	-0 - / - 0-	-0 - / - 0-

(1)	Options granted to Mr. Segal in 2003 were comprised of 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock.

(2)	Based on a price per share of $1.60, the last reported sale price of the Class A common stock on December 31, 2004 and $1.50, the last reported sale price of the Class B common stock on December 31, 2004 and the grant price per share of $.89 for the Class A common stock and $1.15 for the Class B common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and footnotes describe persons known to management to be the beneficial owners of 5% or more of each class of the Company’s common stock as well as the stockholdings of all the directors as of March 23, 2005, as reported to the Company or as contained in filings made with the Securities and Exchange Commission. Each person has sole voting and dispositive power over the shares indicated as being beneficially owned below.

Name	Number of Shares of Common Stock Beneficially Owned				Percent of Outstanding Common Stock Beneficially Owned
	Class A		Class B		Class A	Class B
Jerry Fishman – Director	1,900		100		*	*

Norman H. Perlmutter – Director	3,800		200		*	*

Frederic Remington – Director	1,900		100		*	*

David A. Segal - Director EXX INC 1350 East Flamingo Road, Suite 689 Las Vegas, Nevada 89119	5,354,882	(1)	524,678	(1)	43.49%	54.76%

James J. Connor – President & CEO of Newcor	0		0		0	0

All executive officers and directors of the Company as a group (5 persons)	5,362,482		525,078		43.55%	54.80%

Laura L. Bradley (2) (4) P.O. Box 12654 Charlotte, North Carolina 28220	1,159,450		69,750		11.14%	8.13%

Lisa M. Bethune (3) (4) 189 Cambridge Street Cambridge, Massachusetts 02141	1,109,827		69,750		10.66%	8.13%

*	Less than 1%

(1)	Includes options to purchase 1,900,000 Class A shares and 100,000 Class B shares of common stock granted by the Company.

(2)	All information regarding Ms. Bradley is based on (a) Amendment No. 1 to Schedule 13G, relating to Class A common stock, and (b) Amendment No. 1 to Schedule 13G, relating to Class B common stock, each filed with the Securities and Exchange Commission (“SEC”) on August 30, 2000 and (c) Form 4, relating to Class A common stock, filed with the SEC on March 22, 2004.

(3)	All information regarding Ms. Bethune is based on (a) Schedule 13G, relating to Class A common stock, filed with the SEC on August 11, 2000, (b) Schedule 13G, relating to Class B common stock, filed with the SEC on August 11, 2000, and (c) Form 4, relating to Class A common stock, filed with the SEC on June 23, 2004.

(4)	Ms. Bradley and Ms. Bethune are both daughters of David A. Segal. Mr. Segal disclaims beneficial ownership of any stock owned by Ms. Bradley and Ms. Bethune.

Equity Compensation Plan Benefit Information

The following table provides information as of December 31, 2004 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,000,000	$.90	—

Equity compensation plans not approved by stockholders	—	—	—

Total	2,000,000	$.90	—

Item 13.	Certain Relationships and Related Transactions.

With the exception of Mr. Segal, who is the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, all directors are independent as that term is defined in the American Stock Exchange listing standards.

In connection with Newcor’s bankruptcy reorganization as of January 2003, Mr. Segal, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, purchased the claims or rights of certain parties with respect to approximately $2.4 million aggregate principal amount of unsecured senior notes issued by the Company’s Newcor subsidiary (“Newcor Notes”). During the fourth quarter of 2004, Mr. Segal purchased $594,309 aggregate principal amount of Newcor Notes. In January 2005, Mr. Segal purchased an additional $5 million aggregate principal amount of Newcor Notes, and received an interest payment of $167,829 in respect of interest payable under the terms of such Newcor Notes. In the aggregate, Mr. Segal holds approximately $8 million principal amount of Newcor Notes, representing approximately [36%] of the total outstanding principal amount of Newcor Notes.

Item 14.	Principal Accountant Fees and Services.

Rothstein, Kass & Company, P.C., the Company’s independent public accountants for 2004, have also been selected as such for the Company’s current fiscal year.

The following table presents fees for professional audit services rendered by Rothstein, Kass & Company, P.C. for the audit of the Company’s annual financial statements, and fees billed for other services rendered for the fiscal years shown.

	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003
Audit Fees (1)	$216,000	$215,500
Audit – Related Fees (2)	—	—

Tax Fees (3)	34,000	50,500
All Other Fees (4)	—	—

Total	$250,000	$266,000

(1)	Audit Fees consist of fees rendered for professional services rendered for the audit of the Company’s financial statements included in our Forms 10-K and 10-Qs during the years ended December 31, 2004 and 2003 and services that are normally provided in connection with statutory and regulatory filings or engagement.

(2)	Audit Related Fees consist of fees rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees rendered for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax planning and compliance work in connection with acquisitions.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

The Audit Committee of the Board of Directors has established a policy requiring the approval of all audit engagement fees and terms and the pre-approval of all non-audit services provided to the Company. The policy prohibits the Audit Committee from delegating to management the committee’s responsibility to pre-approve permitted services of our independent public accountants.

During 2004, the Audit Committee pre-approved non-audit services related to tax compliance. The Audit Committee pre-approved 100% of the fees for services covered under the captions “Audit Related Fees,” and “Tax Fees,” for fiscal years 2003 and 2004.

Prior to retaining Rothstein, Kass & Company, P.C. to provide any non-audit services, the Audit Committee considered whether provision of all these services was compatible with maintaining the independence of Rothstein, Kass & Company, P.C. and determined that the provision of these services would not interfere with such independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

	Independent Auditors’ Report
	Consolidated Balance Sheets
	Consolidated Statements of Operations
	Consolidated Statements of Changes in Stockholders’ Equity
	Consolidated Statements of Cash Flows

	2. Schedules to Financial Statements

	II - Valuation and Qualifying Accounts

	3. Exhibits

	Exhibit No. Description

	2.1 Agreement of Merger and Plan of Reorganization, EXX INC(1)

	2.2 Amendment to Agreement of Merger and Plan of Reorganization, EXX INC(2)

	3.1 Articles of Incorporation, EXX INC.	(1)

	4.1 Newcor Senior Increasing Rate Notes due 2013 Indenture.	(7)

	10.1 Amendment dated March 27, 1998 to employment agreement with David A. Segal. *	(3)

	10.2 Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001 *	(4)

	10.3 Addendum to Employment Agreement covering Newcor employment with David A. Segal. *	(5)

	10.4 Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000. *	(6)

	10.5 Addendum to Employment Agreement covering Newcor employment with James J. Connor. *	(5)

	10.6 Addendum to Change in Control Agreement covering Newcor employment with James J. Connor. *	(5)

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

(6) Incorporated by reference to Newcor Form 10-K Report dated December 31, 2000.

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

Date: April 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JERRY FISHMAN
Jerry Fishman, Director

Date: April 13, 2005

By:	/s/ NORMAN H. PERLMUTTER
Norman H. Perlmutter, Director

Date: April 13, 2005

By:	/s/ FREDERIC REMINGTON
Frederic Remington, Director

Date: April 13, 2005

By:	/s/ DAVID A. SEGAL
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial statement schedule listed in accompanying index. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey

March 3, 2005

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003
ASSETS

Current assets
Cash and cash equivalents	$13,048,000	$12,056,000
Accounts receivable, less allowances of $249,000 and $180,000 in 2004 and 2003, respectively	20,266,000	17,928,000
Inventories	13,041,000	12,452,000
Other current assets	1,555,000	1,711,000
Refundable income taxes		196,000
Deferred tax asset	1,451,000	1,511,000

Total current assets	49,361,000	45,854,000

Property and equipment, net	26,559,000	35,858,000

Other assets
Goodwill	9,977,000	12,693,000
Intangible assets, net	3,882,000	4,946,000
Other	1,193,000	1,714,000

	15,052,000	19,353,000

	$90,972,000	$101,065,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$2,322,000	$3,639,000
Accounts payable and other current liabilities	17,520,000	15,751,000
Income taxes payable	359,000

Total current liabilities	20,201,000	19,390,000

Long-term liabilities
Long-term debt, less current portion	24,211,000	34,207,000
Post-retirement benefits, other than pension	3,345,000	3,406,000
Pension liability and other	6,919,000	7,566,000
Deferred tax liability	16,973,000	18,691,000

	51,448,000	63,870,000

Minority Interest	121,000	114,000

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 12,061,607 shares issued	121,000	121,000
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 874,693 shares issued	9,000	9,000
Capital in excess of par value	2,859,000	2,859,000
Accumulated other comprehensive loss	(269,000)	(276,000)
Retained earnings	17,468,000	15,964,000
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost	(986,000)	(986,000)

Total stockholders’ equity	19,202,000	17,691,000

	$90,972,000	$101,065,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2004	2003	2002
Net sales	$143,548,000	$135,474,000	$16,186,000

Cost of sales	121,994,000	110,348,000	10,933,000

Gross profit	21,554,000	25,126,000	5,253,000

Selling, general and administrative expenses	14,998,000	15,107,000	4,098,000
Impairment charge on long-lived assets	4,523,000

	19,521,000	15,107,000	4,098,000

Operating income	2,033,000	10,019,000	1,155,000

Other income (expenses)
Interest expense	(1,917,000)	(2,149,000)	(144,000)
Interest income	201,000	30,000	139,000
Other income	64,000	206,000	79,000
Gain on forgiveness of debt	2,520,000
Minority interest in income of consolidated subsidiary	(7,000)	(53,000)

	861,000	(1,966,000)	74,000

Income from continuing operations before income taxes	2,894,000	8,053,000	1,229,000
Income taxes	1,390,000	2,812,000	393,000

Income from continuing operations	1,504,000	5,241,000	836,000
Discontinued operations:
Income from discontinued operations of subsidiary, net of income taxes of $296,000		576,000

Net income	$1,504,000	$5,817,000	$836,000

Basic net income per common share:
Income from continuing operations	$0.13	$0.47	$0.07
Income from discontinued operations		0.05

Net income	$0.13	$0.52	$0.07

Assuming dilution net income per common share:
Income from continuing operations	$0.12	$0.43	$0.07
Income from discontinued operations		0.05

Net income	$0.12	$0.48	$0.07

Weighted average shares outstanding
Basic	11,270,000	11,192,000	11,230,000

Diluted	12,467,000	12,253,000	11,276,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002
	Common Stock		Capital in Excess of Par Value	Comprehensive Income (Loss)		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Class A	Class B
Balances, January 1, 2002	$121,000	$6,000	$2,670,000			$(275,000)	$9,311,000	$(783,000)	$11,050,000
Purchase of treasury stock								(203,000)	(203,000)
Net income				$836,000			836,000		836,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				38,000	(a)	38,000			38,000

Total comprehensive income				$874,000

Balances, December 31, 2002	121,000	6,000	2,670,000			(237,000)	10,147,000	(986,000)	11,721,000
Stock-based compensation issued to chief executive officer		3,000	189,000						192,000
Net income				$5,817,000			5,817,000		5,817,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				(39,000	)(a)	(39,000)			(39,000)

Total comprehensive income				$5,778,000

Balances, December 31, 2003	121,000	9,000	2,859,000			(276,000)	15,964,000	(986,000)	17,691,000
Net income				$1,504,000			1,504,000		1,504,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				7,000	(a)	7,000			7,000

Total comprehensive income				$1,511,000

Balances, December 31, 2004	$121,000	$9,000	$2,859,000			$(269,000)	$17,468,000	$(986,000)	$19,202,000

(a)	Minimum pension liability adjustment has been recorded net of tax effects of $5,000, ($20,000) and $19,000, respectively, in 2004, 2003 and 2002.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2004	2003	2002
Cash flows from operating activities
Net income	$1,504,000	$5,817,000	$836,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,600,000	7,408,000	210,000
Deferred income taxes	25,000	2,248,000	(29,000)
Impairment of long-lived assets	4,523,000
Gain on forgiveness of debt	(2,520,000)
Pension curtailment gain	(448,000)
Common stock issued as compensation		192,000
Minority interest in income of consolidated subsidiary	7,000	53,000
Loss on abandonment of property and equipment	142,000	40,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(2,338,000)	3,884,000	(320,000)
Inventories	(589,000)	89,000	(91,000)
Other current assets	156,000	854,000	(58,000)
Refundable income taxes	196,000	(196,000)	21,000
Other assets	521,000	(609,000)	62,000
Accounts payable and other current liabilities	1,769,000	(5,325,000)	(381,000)
Income taxes payable	359,000	(316,000)	316,000
Post-retirement benefits, other than pension and pension liability and other	(248,000)	(2,416,000)

Net cash provided by operating activities	10,659,000	11,723,000	566,000

Cash flows from investing activities
Purchases of property and equipment	(874,000)	(5,228,000)	(29,000)
Proceeds from sale of discontinued operations		2,550,000
Excess of cash acquired net of cash expended in acquisition of Newcor, Inc.		935,000

Net cash used in investing activities	(874,000)	(1,743,000)	(29,000)

Cash flows from financing activities
Payments on long-term debt	(8,793,000)	(10,462,000)	(67,000)
Proceeds from equipment financing and term loans		2,588,000
Investment in subsidiary by minority shareholders		61,000
Purchase of treasury stock			(203,000)

Net cash used in financing activities	(8,793,000)	(7,813,000)	(270,000)

Net increase in cash and cash equivalents	992,000	2,167,000	267,000
Cash and cash equivalents, beginning of year	12,056,000	9,889,000	9,622,000

Cash and cash equivalents, end of year	$13,048,000	$12,056,000	$9,889,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2004	2003	2002
Supplemental disclosures of cash flow information, cash paid during the year for:
Interest	$2,114,000	$1,444,000	$143,000

Income taxes	$1,461,000	$2,202,000	$85,000

Supplemental disclosure of noncash investing and financing activity, discontinued operations sold for a note receivable	$—	$250,000	$—

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments to be cash equivalents. As of December 31, 2004, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected discounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15 - 25 years
Machinery and equipment	3 - 20 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Advertising

Advertising costs are charged to operations as incurred and were $22,000, $75,000 and $29,000 for 2004, 2003 and 2002, respectively.

Research and Development Costs

Expenditures for research and development are charged to operations as incurred and were $234,000, $233,000 and $280,000 for 2004, 2003 and 2002, respectively.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but as required, the Company performs annual testing for impairment (comparison of estimated fair value to carrying value). Several factors are used to evaluate the recoverability of goodwill, including management’s plans for future operations, recent operating results and each division’s projected discounted cash flows.

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

Unexercised stock options to purchase 2,150,000 shares of the Company’s Class A Common Stock as of December 31, 2002 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s Class A Common Stock.

Stock-Based Compensation

The Company follows SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

Stock-Based Compensation (continued)

Had compensation cost for the Company’s stock option grant been determined based on the fair value, at the grant or issue date, in 2003 and, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below

Net income, as reported	$5,817,000
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(629,000)

Net income, pro forma	$5,188,000

Earnings per share:
Basic net income per share as reported	$0.52

Diluted net income per share as reported	$0.48

Basic net income per share pro forma	$0.46

Diluted net income per share pro forma	$0.42

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised)”. SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an aware of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements (continued)

(unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will not have an impact on operating results due to the Company’s use of options as employee incentives.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal”.

3.	Acquisition of Newcor, Inc.

In July 2001, the Company purchased an additional 679,994 shares of Newcor Inc. (“Newcor”) common stock and $500,000 principal amount of Newcor’s 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company’s Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company’s acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company’s ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of December 31, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company reduced its investment (including subordinated notes) in Newcor to zero. In February 2002, Newcor filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Act. As a result of the reorganization plan approved by the creditors, these shares were of no value at December 31, 2002 and were effectively cancelled via the reorganization.

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

In March 2005 the Company’s management reviewed the allocation of purchase price to Newcor’s assets and determined that an additional intangible asset of $3,625,000 relating to customer relationships existed at the purchase date which had not been previously recorded. The intangible asset will be amortized over a five year period commencing with the date of purchase. The consolidated financial statements as of December 31, 2003 and for the year then ended have been restated to give effect to this adjustment. The restatement resulted in the adjustment to the amounts previously reported, as follows.

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

Intangible assets and other assets include goodwill of approximately $14,592,000 and approximately $5,920,000 allocated to customer lists, customer relationships and patents which will be amortized over periods ranging from 3 to 10 years. Goodwill was reduced by $1,688,000 and $1,899,000 to give effect to the tax benefit derived from the amortization of goodwill for income tax purposes for the years ended December 31, 2004 and 2003, respectively.

The goodwill principally arose due to the deferred tax liabilities recorded by the Company in connection with the reduction of the tax basis of Newcor subsidiaries resulting from the cancellation of debt due to the restructuring of Newcor in U.S. Federal Bankruptcy Court.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisition of Newcor, Inc. (continued)

The net book values at December 31, 2004 and 2003 were $1,468,000 and $1,640,000, respectively, for patents $2,236,000 and $2,960,000, respectively, for customer relationships and $178,000 and $346,000, respectively, for customer lists.

During the year ended December 31, 2004, the Company recorded an impairment charge against goodwill in the amount of $1,028,000. This charge was taken against the goodwill on one of the Company’s subsidiaries in the mechanical equipment segment. See Note 5 for further details.

4.	Discontinued operations

The purchase of Newcor, Inc. resulted in the Company having a debt leverage ratio which exceeded the level that management historically had accepted. The short-term strategy was to reduce the debt level and refinance the exit financing to more favorable terms. As part of that strategy management considered a variety of options, one of which included divestitures. The directors of the Company were given an unsolicited offer by the management of the operation divested, and after further negotiations on terms, accepted the negotiated purchase offer. The divested operation produced various rubber and plastic automotive components manufactured through rational casting, dip molding and slush casting processes.

In September 2003, the Company completed the sale of the net assets of one of the divested operations, formerly a part of the Plastics and Rubber segment, for a selling price of $2,800,000, of which $2,550,000 was received in cash at closing, with the balance due in the form of a $250,000 interest bearing note. Since the net assets of the subsidiary were recorded at their fair market value as a result of purchase accounting adjustments, no gain was recognized on the sale. The net sales and pretax income of the subsidiary for the year ended December 31, 2003 prior to the disposition date were $8,024,000 and $872,000, respectively.

5.	Impairment charge

The Company has determined that a charge to earnings of approximately $4,523,000 related to the impairment of certain assets of a subsidiary in the Mechanical Equipment segment was required during the fourth quarter of 2004. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” management performed an impairment analysis on all long lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the fourth quarter of 2004.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Inventories

Inventories consist of the following at December 31, 2004 and 2003:

Raw materials	$6,973,000	$6,208,000
Work-in-progress	2,628,000	2,652,000
Finished goods	3,440,000	3,592,000

	$13,041,000	$12,452,000

Inventories stated on the LIFO method amounted to $196,000 and $247,000 at December 31, 2004 and 2003, respectively, which amounts are below replacement cost by approximately $357,000 at December 31, 2004.

During 2004, 2003, and 2002, net income was not materially affected as a result of using the LIFO method.

7.	Property and equipment

Property and equipment consists of the following at December 31, 2004 and 2003:

	2004	2003
Land	$1,569,000	$1,622,000
Buildings and improvements, including $1,614,000 under a capital lease	14,355,000	13,642,000
Machinery and equipment	30,757,000	34,473,000

	46,681,000	49,737,000
Less accumulated depreciation and amortization, including $717,000 and $668,000 under a capital lease in 2004 and 2003, respectively	20,122,000	13,879,000

	$26,559,000	$35,858,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Intangible assets

Intangible assets consist of the following at December 31, 2004 and 2003:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$1,795,000	$327,000	$1,795,000	$155,000
Customer lists	500,000	322,000	500,000	154,000
Customer relationships	3,625,000	1,389,000	3,625,000	665,000

	5,920,000	$2,038,000	5,920,000	$974,000

Accumulated amortization	2,038,000		974,000

Net intangible assets	$3,882,000		$4,946,000

Amortization expense for the years ended December 31, 2004 and 2003 was $1,064,000 and $974,000, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2004 is as follows:

2005	$1,064,000
2006	908,000
2007	897,000
2008	232,000
2009	172,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debt

Long-term debt at December 31, 2004 and 2003 is comprised of the following:

			2004	2003
Term note with monthly payments of approximately $82,000 plus interest of prime (4% at December 31, 2003) plus .75% per annum through January 2006, collateralized by substantially all of the assets of various subsidiaries	(a	)	$—	$3,911,000

Promissory notes with monthly payments of approximately $115,000, including interest at various rates ranging form 6.25% - 8.5%, collateralized by certain equipment of Newcor and its subsidiaries			3,022,000	4,407,000

Unsecured senior notes	(b	)	22,000,000	28,000,000

Note payable with monthly payments of approximately $4,000, including interest at 4% per annum, through September 2015, collateralized by substantially all of the assets of a subsidiary	(c	)	394,000	398,000

Note payable with monthly payments of approximately $2,000, including interest at 4% per annum, through December 2023, collateralized by substantially all of the assets of a subsidiary	(c	)	371,000	371,000

Capital lease obligation of a subsidiary	(c	)	746,000	759,000

			26,533,000	37,846,000
Less current portion			2,322,000	3,639,000

			$24,211,000	$34,207,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debt (continued)

Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31,
2005	$2,322,000
2006	867,000
2007	928,000
2008	357,000
2009	59,000

(a)	As of January 31, 2003, Newcor and its subsidiaries entered into a three-year credit facility of approximately $23,000,000 with a financial institution which included a revolving credit line and the term note (the “Credit Agreement”). The revolver borrowing availability was based on a percentage of accounts receivable and inventory balances less certain reserves as specified in the Credit Agreement. Interest on the borrowings was .75% over the prime-lending rate. The prime rate at December 31, 2003 was 4.0%. To the extent that the borrower had cash on hand with the financial institution, interest on the borrowings was not incurred. The term loan required payments based on a five-year amortization period with a balloon payment due upon termination of the facility on January 31, 2006. At December 31, 2003, there was no balance outstanding on the revolving credit line.

On February 22, 2004, the Credit Agreement was terminated by Newcor and a new bank facility (the “2004 Credit Agreement”) was entered into with National City Bank. The 2004 Credit Agreement allows for $6,000,000 of available borrowings with reducing availability based upon an equal monthly amortization over three years, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $3,022,000 of equipment notes. As of December 31, 2004 there was $4,400,000 of available borrowings, net of a $700,000 outstanding letter of credit, under the 2004 Credit Agreement, none of which was outstanding at December 31, 2004. In March 2005 the available borrowings under the 2004 Credit Agreement was reduced to $2,800,000.

(b)	Newcor and its subsidiaries entered into an agreement with various unsecured debtors as a result of the Plan of Reorganization (the “Unsecured Notes”). The Unsecured Notes bear interest at 6% in the first 5 years and 7% in the last five years of these ten-year notes. Annual amortization is based on excess cash flow as defined in the indenture but is generally calculated as earnings before income taxes plus depreciation and amortization less capital expenditures up to a maximum of $5,000,000, less cash paid for taxes, less term debt reductions. The balance remaining after amortization based on the excess cash flow is due upon maturity of the notes on January 31, 2013. No principal payments were required on the Unsecured Notes for the years ended December 31, 2004 and 2003.

During the fourth quarter of 2004, the Company purchased $6,000,000 principal amount of the Unsecured Notes for a purchase price of $3,480,000. The gain on forgiveness of debt of $2,520,000 was recorded as other income during the year ended December 31, 2004. The $6,000,000 of Unsecured Notes were subsequently cancelled by the Trustee and was not considered outstanding at the end of 2004.

The term note, the Unsecured Notes, and the Credit Agreement with National City Bank in note (a) above, all have cross default provisions to other indebtedness of Newcor, Inc. as defined in their respective agreements. There are no other cross default provisions relative to any of the other Newcor subsidiaries.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debt (continued)

As of December 31, 2004 the Company’s Chairman had purchased approximately $3,000,000 principal amount of the Unsecured Notes. In January 2005, the Chairman purchased an additional $5,000,000 principal amount of the Unsecured Notes, giving the Chairman ownership of approximately 36% of the total outstanding principal amount of the Unsecured Notes.

(c)	These notes and capital lease obligation are the obligations of one of the Company’s subsidiaries. These notes and capital lease obligation were in default at December 31, 2004 and 2003 because the subsidiary is unable to make the required payments due to a lack of adequate cash flow. There are cross default provisions, covering only this subsidiary, in the capital lease obligation triggered by the default on the notes. There are no cross default provisions relating to the notes and / or the capital lease obligations which affect any of the other debt obligations.

10.	Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 2004 and 2003:

	2004	2003
Trade accounts payable	$8,679,000	$5,871,000
Warranty	124,000	340,000
Payroll and related costs	3,872,000	3,940,000
Customer deposits	754,000	1,433,000
Commissions payable	404,000	377,000
Refundable purchase discounts	621,000	645,000
Other	3,066,000	3,145,000

	$17,520,000	$15,751,000

11.	Income taxes

The provision for income taxes consists of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Current
Federal	$1,096,000	$262,000	$401,000
State	264,000	302,000	21,000

	1,360,000	564,000	422,000
Deferred
Federal	30,000	2,248,000	(29,000)

	$1,390,000	$2,812,000	$393,000

For the year ended December 31, 2002, substantially all of the Company’s taxable income was generated in states with no state or local income taxes.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income taxes (continued)

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2004%	2003%	2002%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	4.8	3.4	1.0
Permanent timing difference attributable to impairment charge on goodwill	9.7
Other	(0.5)	(2.5)	(3.1)

Effective income tax rate	48.0	34.9	31.9

	2004	2003
Deferred tax assets
Allowance for doubtful accounts, warranty and notes receivable	$175,000	$268,000
Equity in loss of Newcor	1,068,000	1,068,000
Inventories	232,000	215,000
Pension and post retirement obligations	3,351,000	3,591,000
Accrued liabilities and other	1,044,000	1,028,000

	5,870,000	6,170,000
Valuation allowance	(1,068,000)	(1,068,000)

	$4,802,000	$5,102,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income taxes (continued)

	2004	2003
Deferred tax liabilities
Accumulated DISC earnings	$(583,000)	$(536,000)
Property and equipment	(2,670,000)	(4,230,000)
Intangible assets	(1,100,000)	(1,445,000)
Investment in subsidiaries	(15,873,000)	(15,873,000)
Other	(98,000)	(198,000)

	(20,324,000)	(22,282,000)

Deferred tax liability, net	$(15,522,000)	$(17,180,000)

The amounts are recorded in the consolidated balance sheets as follows:

	2004	2003
Deferred tax asset, current	$1,451,000	$1,511,000
Deferred tax liability	(16,973,000)	(18,691,000)

	$(15,522,000)	$(17,180,000)

12.	Pension plans and post retirement benefits, other than pensions

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

Net periodic pension cost for the Company-sponsored plans is as follows:

	2004	2003	2002
Service cost	$343,000	$905,000	$69,000
Interest cost	2,491,000	2,499,000
Expected return on plan assets	(3,000,000)	(2,645,000)	(81,000)
Curtailment gain	(448,000)
Amortization of unrecognized prior service cost		250,000
Amortization of unrecognized losses	28,000	321,000	21,000

Net periodic pension cost (income)	$(586,000)	$1,330,000	$9,000

The following table sets forth the changes in benefit obligations for the years ended December 31, 2004 and 2003 for the Company-sponsored defined benefit pension plans:

	2004	2003
Projected benefit obligation beginning of the year	$40,569,000	$1,024,000
Projected benefit obligation assumed from Newcor acquisition		38,059,000
Service cost	343,000	905,000
Interest cost	2,491,000	2,499,000
Amendments		199,000
Actuarial loss	1,475,000	191,000
Curtailment gain	(448,000)
Benefits paid	(2,213,000)	(2,308,000)

Projected benefit obligation end of year	$42,217,000	$40,569,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

The following table sets forth the change in plan assets for the years ended December 31, 2004 and 2003 for the Company-sponsored defined benefit pension plans:

	2004	2003
Fair value of plan assets at prior measurement date	$34,646,000	$1,085,000
Fair value of plan assets acquired from Newcor acquisition		28,322,000
Actual return on plan assets	3,858,000	2,178,000
Interest		2,557,000
Employer contributions	36,000	2,802,000
Benefits paid	(2,213,000)	(2,308,000)

Fair value of plan assets at prior measurement date	$36,327,000	$34,636,000

The funded status for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Funded status	$(5,890,000)	$(5,923,000)
Unrecognized net actuarial gain	(628,000)	(1,230,000)

Net amount recognized	$(6,518,000)	$(7,153,000)

Amounts recognized in the consolidated balance sheets consist of the following:

	2004	2003
Prepaid benefit cost	$399,000	$413,000
Accrued benefit cost	(6,917,000)	(7,566,000)

Net amount recognized	$(6,518,000)	$(7,153,000)

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

Weighted average assumptions used to determine benefit obligations for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Discount rate	6.0%	6.25%	7%
Rate of compensation increase	0%	2%	0%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Discount rate	6.3%	6.75%	7%
Expected long-term rate of return on plan assets	8.7%	9%	8%
Rate of compensation increase	0%	2%	0%

The accumulated benefit obligation for all defined benefit pension plans was $42,217,000 and $40,189,000 at December 31, 2004 and 2003, respectively.

The weighted average asset allocations of the Company’s pension plans at December 31, 2004 and 2003 are as follows:

	2004	2003
Debt Securities	37.4%	38.0%
Equity Securities	61.0%	59.4%
Annuities and other	1.6%	2.6%

	100%	100%

The Company does not expect to make a contribution to its pension plans during the year ending December 31, 2005.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

The Company expects to make benefit payments for each of the next five years as follows:

Year ending December 31,
2005	$2,480,000
2006	2,571,000
2007	2,642,000
2008	2,703,000
2009	2,791,000

The Company’s investment strategies and policies require that the plans assets be invested in a blend of equity stocks or funds and fixed income bonds or bond funds. Cash or cash equivalents are to be minimal but sufficient to service the liquidity needs of the plans. Target allocations require that 40% of total assets be invested in fixed income related assets and 60% be invested in equity related investments. These targets did not change during the year ended December 31, 2004. The Company’s investment advisor rebalances the asset allocation if the actual asset holdings vary by more than 5% of the target policy.

In order to achieve the long-term investment return on plan assets assumption of 8.7%, the Company has determined that an asset allocation with greater concentration in the equities market will be required. Historically, equity investments average returns that exceed the Company’s assumption but are more volatile than fixed income investments. Fixed income investments tend to be more stable from year to year but earn investment returns less than the equity investments. The Company’s targeted long-term expectation of fixed income investments is 6% to 7% and equity investments are targeted to earn 10% to 11%.

Newcor is obligated to provide health care and life insurance benefits to certain eligible retired employees. However, all post retirement benefits, other than pensions, were discontinued for all employees who retired after January 1, 1993. This plan obligation is unfunded but the accumulated post retirement benefit obligation, as actuarially determined, has been fully accrued for in the accompanying consolidated balance sheets using an assumed health care cost trend rate of 6.75%. The medical plan pays a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs or other group coverage. The cost of providing these benefits is shared with the retirees. The cost sharing arrangements limit Newcor’s future retiree medical cost increases to the rate of inflation, as measured by the Consumer Price Index.

13.	Stock options

In 1994, the Company’s Board of Directors adopted and the stockholders approved the EXX INC 1994 Stock Option Plan, which provided for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, and for the issuance of non-qualified stock options (not intended to qualify under Section 422 of the Code). Pursuant to the plan, 5,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options to officers, directors, employees and consultants of the Company as either incentive and/or non-qualified options.

At December 31, 2004, there were no options outstanding to purchase shares of Class A common stock for grant under the 1994 Stock Option Plan. The plan terminated in 2004 and was not renewed.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Stock options (continued)

The status of the Company’s stock options are summarized below:

	Options		Per Share Exercise Price	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2002 and 2001	2,250,000	(a)	$0.65 - $1.00	$0.74
Options expired in 2003	(2,250,000)		$0.65 - $1.00	$0.74
Options issued in 2003	2,000,000	(b)	$0.89 - $1.15	$0.90

Outstanding and exercisable at December 31, 2004 and 2003	2,000,000		$0.89 - $1.15	$0.90

(a)	Includes options to purchase 2,150,000 shares of Class A common stock and 100,000 shares of Class B common stock.

(b)	Includes options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock, exercisable at grant date and expire in 2013.

In addition to the options issued as a performance award to the CEO in (b) above in 2003, the Board of Directors approved and the shareholders ratified the issuance of 250,000 shares of Class B common stock to the CEO. The Company recorded compensation expense of $192,000 for these shares in the year ended December 31, 2003.

14.	Commitments and contingencies

Leases

The Company leases certain office and plant facilities under non-cancelable operating leases expiring through February 2006 and one lease under a month-to-to month agreement.

Future minimum lease payments under these leases are as follows:

Year ending December 31,
2005	$418,000
2006	41,000

Rent expense for 2004, 2003 and 2002 amounted to $476,000, $395,000 and $78,000, respectively.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Commitments and contingencies (continued)

Employment Agreements

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

15.	Segment information

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Management has identified two reportable business segments based on the type of products and services provided. The Mechanical Equipment segment comprises that business of the company that generally involves the fabrication of products from metals based materials. Such products include machined production components and assemblies utilized by our customers in their finished products, or equipment used by customers for their own fabrication or assembly of products. Products manufactured by this segment include automotive axles, transmission shafts, differential pins, heavy-duty engine rocker arms, and assembled specialty equipment, as well as electric motors and cable pressurization equipment.

The second segment has been identified as the Plastics and Rubber segment. This segment is comprised of operations that utilize a variety of plastic and rubber based compounds to either produce components or market end products to this segments customer base. This segment fabricates production parts to the automotive industry in a variety of interior molding and under-the-hood applications, as well as distributes certain purchased products to a diverse customer base. This segment also includes the importation and sale of impulse toys.

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

Operating segment information for 2004, 2003, and 2002 is summarized as follows:

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2004
Net sales	$121,036,000	$22,512,000	$—	$143,548,000

Income (loss) from continuing operations before income taxes	$2,827,000	$3,735,000	$(3,668,000)	$2,894,000

Assets	$40,506,000	$13,427,000	$37,039,000	$90,972,000

Depreciation and amortization	$5,118,000	$779,000	$1,703,000	$7,600,000

Capital expenditures	$781,000	$34,000	$—	$815,000

2003
Net sales	$112,187,000	$23,287,000	$—	$135,474,000

Income (loss) from continuing operations before income taxes	$9,987,000	$2,911,000	$(4,845,000)	$8,053,000

Assets	$47,119,000	$15,107,000	$38,839,000	$101,065,000

Depreciation and amortization	$4,506,000	$1,194,000	$1,708,000	$7,408,000

Capital expenditures	$5,009,000	$134,000	$85,000	$5,228,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2002
Net sales	$8,299,000	$7,887,000	$—	$16,186,000

Income (loss) before income taxes	$516,000	$1,195,000	$(482,000)	$1,229,000

Assets	$3,183,000	$6,169,000	$9,053,000	$18,405,000

Depreciation and amortization	$80,000	$130,000	$—	$210,000

Capital expenditures	$27,000	$2,000	$—	$29,000

The following is a listing of revenue by major product group sold by the operating segments of the Company for 2004, 2003 and 2002:

	2004	2003	2002
Mechanical Equipment
Machined production components	$113,183,000	$103,889,000	$—
Electric motors and cable pressurization equipment	7,853,000	8,298,000	8,299,000

	$121,036,000	$112,187,000	$8,299,000

Plastics and Rubber
Manufactured molded plastic and rubber components	$15,326,000	$15,585,000	$—
Impulse toys and other	7,186,000	7,702,000	7,887,000

	$22,512,000	$23,287,000	$7,887,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

As a result of the acquisition of Newcor (See Note 3), the segment classifications of the Company have been modified. The toy segment disclosed in 2002 is now included in the Plastics and Rubber segment for 2004 and 2003.

Net sales to countries outside of the United States for the years ended December 31, 2004, 2003 and 2002 were approximately $7,032,000, $5,815,000 and $933,000, respectively, and were attributable primarily to sales from the Company’s mechanical equipment segment. There were no significant sales to any individual country or region outside of the United States.

The Mechanical Equipment segment had sales to three major customers in 2004 that accounted for 27%, 15% and 15%, respectively, of consolidated net sales. The Mechanical Equipment segment had sales to two major customers in 2003 that accounted for 25% and 22%, respectively, of consolidated net sales. The Plastics and Rubber segment had sales to one major customer in 2002 that accounted for 44% of consolidated net sales.

Newcor’s largest customer, American Axle & Manufacturing, informed Newcor that certain parts currently machined by a subsidiary of Newcor will be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle & Manufacturing. Newcor presently expects that the loss of sales will begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimates that this change will reduce its consolidated sales by approximately 20%, based on current sales levels. The loss of this business is expected to have a material negative impact on the consolidated results of operations and cash flow of the Company beginning in the third quarter of 2005 and thereafter. It is presently anticipated that the loss will result in closing one of Newcor’s three machining facilities in Michigan and consolidating its operations into two locations. At this time, it is unknown whether or not there will be any charges related to a plant closing. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to American Axle & Manufacturing, under the provisions of SFAS No. 144. Based on this analysis, management has determined that as of December 31, 2004, there is no impairment on any of the long-lived assets as the discounted future cash flows of the subsidiary, directly affected by the loss of American Axle & Manufacturing, exceeds the net book value of its assets at December 31, 2004.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Selected quarterly results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004 (a)
Net sales	$36,314,000	$37,795,000	$35,140,000	$34,299,000

Gross profit	$5,457,000	$6,134,000	$4,638,000	$5,325,000

Net income (loss)	$853,000	$1,219,000	$647,000	$(1,215,000)

Basic net income (loss) per common share:	$0.08	$0.11	$0.05	$(0.11)

Assuming dilution net income (loss) per common share	$0.07	$0.10	$0.05	$(0.10)

2003 (b) (c)
Net sales	$27,962,000	$39,235,000	$34,360,000	$33,917,000

Gross profit	$5,200,000	$7,664,000	$6,035,000	$6,227,000

Net income	$1,245,000	$2,113,000	$1,692,000	$767,000

Basic net income per common share:
Income from continuing operations	$0.10	$0.18	$0.12	$0.07
Income from discontinued operations	0.01	0.01	0.03

	$0.11	$0.19	$0.15	$0.07

Assuming dilution net income per common share:
Income from continuing operations	$0.10	$0.16	$0.10	$0.07
Income from discontinued operations	0.01	0.01	0.03

	$0.11	$0.17	$0.13	$0.07

(a)	The fourth quarter of 2004 includes debt forgiveness income of $2,520,000, an impairment charge of $4,523,000 on long-lived assets and an income tax benefit of $605,000.

(b)	Adjusted to give effect to discontinued operations recorded in the third quarter of 2003.

(c)	Each of the quarters have been adjusted to reflect additional amortization of customer relationships (see Note 3)

EXX INC AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserves	Balance at End of Period
DESCRIPTION		Charged to income	Charged to other accounts
2004
Reserve for bad debts and allowances	$180,000	$69,000	$—	$—	$249,000

Reserve for returns and allowances	$342,000	$—	$—	$17,000	$325,000

Reserve for dispositions of inventories	$835,000	$150,000	$—	$108,000	$877,000

2003
Reserve for bad debts and allowances	$119,000	$18,000	$88,000	$45,000	$180,000

Reserve for returns and allowances	$444,000	$—	$—	$102,000	$342,000

Reserve for dispositions of inventories	$494,000	$118,000	$259,000	$36,000	$835,000

2002
Reserve for bad debts and allowances	$91,000	$35,000	$—	$7,000	$119,000

Reserve for returns and allowances	$581,000	$—	$—	$137,000	$444,000

Reserve for dispositions of inventories	$494,000	$—	$—	$—	$494,000

S-1