Form 10-Q
period 2005-03-31
EXX INC/NV/
filed 2005-05-12
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Number of shares of common stock outstanding as of May 6, 2005:

10,412,307 Class A Shares and 858,093 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A. Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,297	$13,048
Accounts receivable, less allowances of $249 and $249	22,437	20,266
Inventories	11,542	13,041
Other current assets	1,518	1,555
Refundable income taxes	234	—
Deferred tax asset	1,451	1,451

Total current assets	50,479	49,361

Property and equipment, net	25,209	26,559

Other assets
Goodwill	9,556	9,977
Intangible assets, net	3,615	3,882
Other	784	1,193

	13,955	15,052

	$89,643	$90,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$1,576	$2,322
Accounts payable and other current liabilities	17,112	17,520
Income taxes payable	—	359

Total current liabilities	18,688	20,201

Long-term liabilities
Long-term debt, less current portion	24,014	24,211
Post-retirement benefits, other than pension	3,331	3,345
Pension liability and other	6,919	6,919
Deferred tax liability	16,907	16,973

	51,171	51,448

Minority interest	125	121

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, issued 874,693 shares	9	9
Capital in excess of par value	2,859	2,859
Accumulated other comprehensive loss	(268)	(269)
Retained earnings	17,924	17,468
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost	(986)	(986)

Total stockholders’ equity	19,659	19,202

	$89,643	$90,972

See notes to consolidated financial statements.

B.	EXX INC AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales	$37,526	$36,314
Cost of sales	33,041	30,857

Gross profit	4,485	5,457
Selling, general and administrative expenses	3,592	3,694

Operating income	893	1,763

Other income (expenses)
Interest expense	(451)	(494)
Interest income	30	8
Other income	289	15
Minority interest in income of consolidated subsidiary	(4)	(9)

	(136)	(480)

Income before income taxes	757	1,283
Income taxes	301	432

Net income	$456	$851

Net income per common share:
Basic	$.04	$.08

Assuming dilution	$.04	$.07

Weighted average common shares outstanding:
Basic	11,270,400	11,270,400

Assuming dilution	12,252,639	12,762,391

See notes to consolidated financial statements.

C.	EXX INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities
Net income	$456	$851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,595	1,810
Deferred tax expense	356	356
Changes in operating assets and liabilities, net	(1,462)	(3,923)

Net cash provided by (used in) operating activities	945	(906)

Cash flows from investing activities
Acquisition of property and equipment, net	(517)	(117)
Proceeds from sale of fixed assets	19	—

Net cash (used in) investing activities	(498)	(117)

Cash flows from financing activities
Net borrowed on revolving credit line	—	1,000
Repayment of term loan	(198)	(3,911)
Repayments on promissory notes/capital leases	—	(260)

Net cash (used in) financing activities	(198)	(3,171)

Net increase (decrease) in cash and cash equivalents	249	(4,194)

Cash and cash equivalents, beginning of period	13,048	12,056

Cash and cash equivalents, end of period	$13,297	$7,862

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$719	$934

Income taxes	$100	$1,075

See notes to consolidated financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation

The unaudited consolidated condensed financial statements of EXX INC (“Company”) as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited consolidated condensed financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

In March 2005, the Company determined that an intangible asset representing “customer relationships” existed at the date of purchase of Newcor. As a result of the determination the Company recognized a charge to operations in the amount of approximately $400 net of tax for the year ended December 31, 2003 and approximately $464 net of tax for the year ended December 31, 2004. The effect of this charge for the first quarter 2004 was $116 net of tax which was retroactively reflected in the financial statements included in this report.

Note 2: Inventories

Inventories are summarized as follows:

	March 31, 2005	December 31, 2004
Raw materials	$7,155	$6,973
Work in process	853	2,628
Finished goods	3,534	3,440

	$11,542	$13,041

Note 3: Long-Term Debt

A summary of debt follows:

			March 31, 2005	December 31, 2004
Revolving credit line at 2% over Libor, currently 4.09%	(a	)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 7% - 8.5%			2,825	3,022
Notes payable at 4% through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	394	394
Notes payable at 4% through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Capital lease obligation of a subsidiary	(b	)	—	746
Unsecured Notes payable of a subsidiary, currently 6%, due 2013			22,000	22,000

Subtotal			25,590	26,533
Less current portion			1,576	2,322

Total			$24,014	$24,211

(a)	On February 22, 2004, Newcor entered into a new bank credit facility with National City Bank (the “2004 Credit Agreement”). The 2004 Credit Agreement provided for $6,000 of available borrowings with reducing availability based upon a three year equal monthly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $2,825 of equipment notes. As of December 31, 2004 there was $4,400 of available borrowings net of a $700 outstanding letter of credit under the 2004 Credit Agreement none of which was outstanding as of December 31, 2004. In March 2005, the available borrowings under the 2004 Credit Agreement were reduced to $2,800. At March 31, 2005, $2,100 was available net of a $700 outstanding letter of credit, none of which was outstanding.
(b)	These notes are in default and, accordingly, have been classified as currently due. The capital lease was terminated retroactive to December 31, 2004 and was written off as part of a new lease agreement signed on April 7, 2005. See Note 8.

Note 4: Earnings Per Share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended March 31, 2005, these shares amounted to 982,239 shares. For the three months ended March 31, 2004, these shares amounted to 1,491,991 shares.

Note 5: Pension Plan Information

The Company is required to report the following information on an interim basis under FASB 132 with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended
	March 31, 2005	March 31, 2004
Service costs	$—	$63
Interest costs	617	615
Expected returns on plan assets	(765)	(753)
Amortization of unrecognized losses	8	6

Net periodic pension (income)	$(140)	$(69)

The Company previously disclosed in the financial statements for December 31, 2004 it did not intend to make contributions to its plans in 2005.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended March 31,
2005	$33,022	$4,504	$—	$37,526
2004	$30,050	$6,264	$—	$36,314
Operating income (loss) three months ended March 31,
2005	$1,688	$198	$(993)	$893
2004	$1,730	$1,224	$(1,191)	$1,763
Income (loss) before income taxes three months ended March 31,
2005	$1,696	$391	$(1,330)	$757
2004	$1,738	$1,212	$(1,667)	$1,283

The following is a listing of revenue by major product group sold by the operating segments of the Company for the following periods.

	Three Months Ended
	March 31, 2005	March 31, 2004
Mechanical equipment
Machined production components	$31,233	$28,369
Electric motors and cable pressurization equipment	1,789	1,681

	$33,022	$30,050

Plastics and Rubber
Manufactured, molded plastic and rubber components	$3,185	$4,537
Impulse toys and other	1,319	1,727

	$4,504	$6,264

Note 7: Recent Developments

Newcor’s largest customer, American Axle & Manufacturing, informed Newcor that certain parts currently machined by a subsidiary of Newcor will be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle & Manufacturing. Newcor presently expects that the loss of sales will begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimates that this change will reduce its consolidated sales by approximately 20%, based on current sales levels. The loss of this business is expected to have a material negative impact on the consolidated results of operations and cash flow of the Company beginning in the third quarter of 2005 and thereafter. It is presently anticipated that the loss will result in closing one of Newcor’s three machining facilities in Michigan and consolidating its operations into two locations. At this time, it is unknown whether or not there will be any charges related to a plant closing. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to American Axle & Manufacturing, under the provisions of SFAS No. 144. Based on this analysis, management has determined that as of March 31, 2005 and December 31, 2004, there is no impairment on any of the long-lived assets as the discounted future cash flows of the subsidiary, directly affected by the loss of American Axle & Manufacturing, exceeds the net book value of its assets at both these dates.

Note 8: Subsequent Events

On April 7, 2005, an agreement to terminate the lease of the Handi-Pac Inc. subsidiary was signed retroactive to December 31, 2004. A new five month lease expiring May 31, 2005 replaced the old lease. The first quarter 2005 consolidated financial statements have been adjusted to reflect the terms of the above agreements including writing off the capital lease and its related assets. As a result of this event, other income was credited for approximately $280 in the first quarter 2005.

On May 9, 2005, EXX reported that one of the subsidiaries of Newcor, Inc. (a 99% owned subsidiary of EXX INC) received purchase orders from DaimlerChrysler Corporation (DCX) to machine axles for two current powertrain programs. The anticipated sales would approximate a 20% increase over EXX’s current sales and profitability on an annual basis. Production under the contracts is planned to begin shortly and build up to full production levels in the fourth quarter of 2005.

In 2004, EXX had announced that Newcor had been notified by its major customer, American Axle & Manufacturing, that Newcor would lose certain axle machining business due to American Axle’s strategic decision to in-source axle machining. This lost business is still anticipated by Newcor commencing with the withdrawal of two parts in the third quarter of 2005 with increasing volumes of parts being withdrawn through 2006. It is anticipated that when and as American Axle completes the insourcing program the lost business will be approximately the same sales volume and profitability as the new business awarded by DaimlerChrysler.

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

Sales for the first quarter of 2005 were $37,526 compared to $36,314 in 2004, a $1,212 increase. The Mechanical Equipment segment reported first quarter total sales of $33,022, which was an increase of $2,972 or 10% more than the prior quarter’s $30,050. The increase was due to deliveries of large specialty machine orders late in the first quarter as well as an increase in sales of heavy duty truck components. The Plastics and Rubber segment first quarter sales were $4,504 in 2005 compared to $6,264 in 2004, a $1,760 decrease. The decrease in sales of 28% was due primarily to lower sales in the automotive market.

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

Gross profit for the first quarter of 2005 totaled $4,485 or 12% of sales compared to $5,457 or 15% of sales for the comparable period in 2004. The Mechanical Equipment segment accounted for a gross profit of $3,609, compared to $3,559 for the comparable three month period in 2004. Gross profit as a percentage of sales in the Mechanical Equipment segment remained the same at 11% compared to the three month period in 2004. The Plastics and Rubber segment accounted for a gross profit of $876 compared to $1,898 for the comparable three month period in 2004. Gross profit as a percentage of sales decreased to 19% from 30% for the comparable three month period in 2004. The percentage decrease is the result of the product mix and the reduction of sales within the automotive industry.

Selling general & administrative expenses were $3,592 for the first quarter of 2005, compared to $3,694 for the first quarter of 2004. Management continues to pursue a concerted effort to control and reduce these costs as appropriate.

Operating income for the first quarter of 2005 was $893 compared to $1,763 for the first quarter of 2004. The decrease in operating income was the result of the unfavorable sales mix as well as the reduced sales in the automotive market as noted above.

Other income for the first quarter of 2005 was $289 compared to $15 for the first quarter of 2004. The increase represents the recognition of income upon the termination of a capital lease more fully described in Note 8.

Interest expense for the first quarter was $451, compared to $494 in the corresponding period of 2004. The interest reduction relates to the various payments and reductions in the debt instruments between the periods.

Net income for the first quarter of 2005 was $456 or 4 cents per share basic and 4 cents per share diluted compared to net income of $851 or 8 cents per share basic and 7 cents per share diluted in the comparable period of 2004.

Liquidity and Capital Resources

On February 22, 2004, the Newcor credit facility that was entered into on January 31, 2003 was terminated by Newcor and a new bank facility (the “2004 Credit Agreement”) was entered into with National City Bank. The 2004 Credit Agreement allowed for $6,000 of available borrowings with reducing availability based upon a three year equal monthly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $2,825 of equipment notes. As of December 31, 2004 there was $4,400 of available borrowings net of a $700 outstanding letter of credit under the 2004 Credit Agreement none of which was outstanding as of December 31, 2004. In March 2005, the available borrowings under the 2004 Credit Agreement were reduced to $2,800. At March 31, 2005, $2,100 was available net of a $700 outstanding letter of credit, none of which was outstanding.

For the three months ended March 31, 2005, the Company generated $945 of cash in operating activities compared to utilizing $906 of cash in the corresponding period of the preceding year. For the three months ended March 31, 2005, the Company utilized $498 of cash in its investment activities, principally for the acquisition of property and equipment. In the corresponding period of the preceding year, the Company utilized $117 of cash in its investment activities, principally for the acquisition of property and equipment. Cash totaling $198 was used in financing activities during the three months ended March 31, 2005 for the repayment of the Newcor term loan, compared to using $3,171 for the three months ended March 31, 2004 principally for repayment of the Newcor term loan netted by new borrowings on the revolving credit line.

At March 31, 2005, the Company reported working capital of approximately $31,791 and a current ratio of 2.7 to 1. In addition, as described in Note 3 to the Financial Statements, the Company had $25,590 of long-term debt outstanding. The Company is obtaining its working capital needs through its existing cash balances as well as the revolving credit line totaling $2,800 described above which the Company considers to be adequate for its current working capital needs.

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

EXX INC

Date: May 11, 2005	By:	/s/ David A. Segal
David A. Segal Chairman of the Board Chief Executive Officer Chief Financial Officer