Form 10-Q
period 2005-06-30
EXX INC/NV/
filed 2005-08-11
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

Number of shares of common stock outstanding as of August 5, 2005: 10,412,307 Class A Shares and 858,093 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A. Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,371	$13,048
Accounts receivable, less allowances of $249 and $249	19,656	20,266
Inventories	10,822	13,041
Other current assets	1,509	1,555
Refundable income taxes	91	—
Deferred tax asset	1,451	1,451

Total current assets	51,900	49,361

Property and equipment, net	25,678	26,559

Other assets
Goodwill	9,134	9,977
Intangible assets, net	3,345	3,882
Other	741	1,193

	13,220	15,052

	$90,798	$90,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$1,576	$2,322
Accounts payable and other current liabilities	18,059	17,520
Income taxes payable	—	359

Total current liabilities	19,635	20,201

Long-term liabilities
Long-term debt, less current portion	23,813	24,211
Post-retirement benefits, other than pension	3,312	3,345
Pension liability and other	6,688	6,919
Deferred tax liability	16,841	16,973

	50,654	51,448

Minority interest	133	121

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, issued 874,693 shares	9	9
Capital in excess of par value	2,859	2,859
Accumulated other comprehensive loss	(269)	(269)
Retained earnings	18,642	17,468
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost	(986)	(986)

Total stockholders’ equity	20,376	19,202

	$90,798	$90,972

See notes to consolidated condensed financial statements.

B. EXX INC AND SUBSIDIARIES

    Consolidated Statements of Operations (Unaudited)

    (In thousands, except share and per share amounts)

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales	$37,528	$37,795	$75,054	$74,109
Cost of sales	32,379	31,661	65,420	62,518

Gross profit	5,149	6,134	9,634	11,591
Selling, general and administrative expenses	3,413	3,576	7,005	7,270

Operating income	1,736	2,558	2,629	4,321

Other income (expenses)
Interest expense	(323)	(578)	(774)	(1,072)
Interest income	43	6	73	14
Other income (loss)	(365)	22	(76)	37
Minority interest in income of consolidated subsidiary	(8)	(8)	(12)	(17)

	(653)	(558)	(789)	(1,038)

Income before income taxes	1,083	2,000	1,840	3,283

Income taxes	365	784	666	1,216

Net income	$718	$1,216	$1,174	$2,067

Net income per common share:
Basic	$.06	$.11	$.10	$.18

Assuming dilution	$.06	$.10	$.10	$.16

Weighted average shares outstanding:
Basic	11,270,400	11,270,400	11,270,400	11,270,400

Assuming dilution	12,229,109	12,486,399	12,245,841	12,653,959

See notes to consolidated condensed financial statements.

C. EXX INC AND SUBSIDIARIES

    Consolidated Statements of Cash Flow (Unaudited)

    (In thousands)

	For the Six-Month Period Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$1,174	$2,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of assets	377	—
Depreciation and amortization	3,194	3,210
Deferred tax expense	711	705
Changes in operating assets and liabilities, net	2,965	(655)

Net cash provided by operating activities:	8,421	5,327

Cash flows from investing activities:
Acquisition of property and equipment, net	(2,799)	(152)
Proceeds from sale of fixed assets	99	—

Net cash (used in) investing activities:	(2,700)	(152)

Cash flows from financing activities:
Net borrowed on revolving credit line	—	500
Repayment of term loan	(398)	(3,911)
Repayments on promissory notes/capital leases	—	(1,035)

Net cash (used in) financing activities	(398)	(4,446)

Net increase in cash and cash equivalents	5,323	729

Cash and cash equivalents, beginning of period	13,048	12,056

Cash and cash equivalents, end of period	$18,371	$12,785

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$765	$1,033

Income taxes	$100	$1,075

See notes to consolidated condensed financial statements.

D. EXX INC AND SUBSIDIARIES

    Notes to Consolidated Condensed Financial Statements

    (In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation

The unaudited consolidated condensed financial statements of EXX INC (“Company”) as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited consolidated condensed financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

On March 28, 2005, the Company determined that an intangible asset representing “customer relationships” existed at the date of purchase of Newcor. As a result of the determination the Company recognized a charge to operations in the amount of approximately $400 net of tax for the year ended December 31, 2003 and approximately $448 net of tax for the year ended December 31, 2004. The effect of this charge for the three months and six months ended June 30, 2004 was $112 and $224 net of tax, respectively, which was retroactively reflected in the financial statements included in this report.

Note 2: Inventories

Inventories are summarized as follows:

	June 30, 2005 (unaudited)	December 31, 2004
Raw materials	$7,521	$6,973
Work in process	675	2,628
Finished goods	2,626	3,440

	$10,822	$13,041

Note 3: Long-Term Debt

A summary of debt follows:

	June 30, 2005 (unaudited)	December 31, 2004
Revolving credit line at 2% over Libor, currently 5.30% (a)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 7% - 8.5%	2,624	3,022
Notes payable, at 4% through 2015 collateralized by substantially all of the assets of a subsidiary (b)	394	394
Notes payable, at 4% through 2023 collateralized by substantially all of the assets of a subsidiary (b)	371	371
Capital lease obligations of a subsidiary (b)	—	746
Unsecured Notes payable of a subsidiary, currently 6% due 2013	22,000	22,000

Subtotal	25,389	26,533

Less current portion	1,576	2,322

Total	$23,813	$24,211

(a)	On February 20, 2004, Newcor entered into a new bank credit facility with National City Bank (the “2004 Credit Agreement”). The 2004 Credit Agreement provided for $6,000 of available borrowings with reducing availability based upon a three year equal monthly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $2,825 of equipment notes. As of December 31, 2004 there was $4,400 of available borrowings net of a $700 outstanding letter of credit under the 2004 Credit Agreement, none of which was outstanding as of December 31, 2004. In March 2005, the available borrowings under the 2004 Credit Agreement were reduced to $2,800. At June 30, 2005, $2,100 was available net of a $700 outstanding letter of credit, none of which was outstanding.

(b)	These notes are in default and, accordingly, have been classified as currently due. The capital lease was terminated retroactive to December 31, 2004 and was written off as part of a new lease agreement signed on April 7, 2005. See Note 7.

Note 4: Earnings Per Share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended June 30, 2005 and June 30, 2004, these shares amounted to 958,709 shares and 1,215,999 shares respectively. For the six months ended June 30, 2005 and 2004, these shares amounted to 975,441 shares and 1,383,559 shares respectively

Note 5: Pension Plan Information

The Company is required to report the following information on an interim basis under FASB 132 with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service Costs	$62	$98	$62	$195
Interest Costs	617	615	1,234	1,232
Expected Returns on Plan Assets	(766)	(752)	(1,531)	(1,502)
Amortization of Unrecognized Losses	10	6	18	13

Net Periodic Pension Income	$(77)	$(33)	$(217)	$(62)

The Company previously disclosed in the financial statements for December 31, 2004 that it did not intend to make contributions to its plans in 2005.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended June 30,
2005	$32,604	$4,924	$—	$37,528
2004	$31,492	$6,303	$—	$37,795

Operating income (loss) three months ended June 30,
2005	$2,104	$575	$(943)	$1,736
2004	$2,390	$1,210	$(1,042)	$2,558

Income (loss) before income taxes three months ended June 30,
2005	$2,114	$578	$(1,609)	$1,083
2004	$2,404	$1,187	$(1,591)	$2,000

Sales to unaffiliated customers six months ended June 30,
2005	$65,626	$9,428	$—	$75,054
2004	$61,542	$12,567	$—	$74,109

Operating income (loss) six months ended June 30,
2005	$3,792	$773	$(1,936)	$2,629
2004	$4,120	$2,434	$(2,233)	$4,321

Income (loss) before income taxes six months ended June 30,
2005	$3,810	$969	$(2,939)	$1,840
2004	$4,142	$2,399	$(3,258)	$3,283

The following is a listing of revenue by major product group sold by the operating segments of the Company for the following periods.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30 2005	June 30 2004
Mechanical equipment
Machined production components	$30,982	$29,015	$62,215	$57,384
Electric motors and cable pressurization equipment	1,622	2,477	3,411	4,158

	$32,604	$31,492	$65,626	$61,542

Plastics and Rubber
Manufactured, molded plastic and rubber components	$3,304	$4,144	$6,489	$8,681
Impulse toys and other	1,620	2,159	2,939	3,886

	$4,924	$6,303	$9,428	$12,567

Note 7. Recent Developments

In 2004, EXX had announced that Newcor had been notified by its then largest customer, American Axle & Manufacturing, that Newcor would lose certain axle machining business due to American Axle’s strategic decision to in-source axle machining. This lost business is still anticipated by Newcor commencing with the withdrawal of two parts in the third quarter of 2005 with increasing volumes of parts being withdrawn through 2006. It is anticipated that when and as American Axle completes the insourcing program the lost business and profits from the American Axle & Manufacturing business will be exceeded by the total new revenues and profits from the three programs awarded by DaimlerChrysler (DCX) which will become Newcor’s largest customer. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to American Axle & Manufacturing, under the provisions of SFAS No. 144. Based on this analysis, management has determined that as of June 30, 2005 and December 31, 2004, there is no impairment on any of the long-lived assets as the discounted future cash flows of the subsidiary, directly affected by the loss of the American Axle business, exceeds the net book value of its assets at both these dates.

On May 9, 2005, EXX reported that one of the subsidiaries of Newcor received purchase orders DCX to machine axles for two current powertrain programs. The anticipated sales would approximate a 20% increase over EXX’s current sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005 and is expected to build up to full production levels in the fourth quarter of 2005.

On June 17, 2005, EXX reported that a second subsidiary of Newcor had been awarded a machining program for a DCX Powertrain. The annual sales of this program are estimated at approximately 10% of EXX’s 2004 annual sales. Full production under the program is planned to begin in the third quarter of 2005.

On April 7, 2005, an agreement to terminate the lease of the Handi-Pac Inc. subsidiary was signed retroactive to December 31, 2004. A new five month lease which expired on May 31, 2005 replaced the old lease. The first quarter of 2005, consolidated financial statements reflect the terms of the above agreements including writing off the capital lease and its related assets.

Note 8: Subsequent Events

On July 1, 2005 (the “Effective Date”), Newcor and Transinternational Widget Corp. (“TWC”), a Delaware corporation and wholly owned subsidiary of EXX, were merged under the provisions of the General Corporation Law of the State of Delaware (the “Merger”). Pursuant to the Merger, TWC merged with and into Newcor, with Newcor as the surviving corporation, and each issued and outstanding share of Newcor common stock was converted into the right to receive an amount in cash equal to $1,088, which amount represents the book value of said share of Newcor as of June 30, 2005. As the result of the Merger, EXX holds 100% of the issued and outstanding common stock of Newcor.

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

Sales for the second quarter of 2005 were $37,528 compared to $37,795 in 2004, a $267 decrease. Sales for the six month 2005 period were $75,054 compared to $74,109 for the six month 2004 period, a $945 increase. The Mechanical Equipment segment reported second quarter total sales of $32,604, which was an increase of $1,112 or 4% more than the prior year’s $31,492. The increase was due to deliveries of large specialty machine orders in the second quarter as well as an increase in sales of heavy duty truck components. Sales for the six month 2005 period totaled $65,626 compared to $61,542 for the six month 2004 period, an increase of $4,084 or 7%. The increase was due to deliveries of large special machine orders as well as an increase in sales of heavy duty truck components. The Plastics and Rubber segment second quarter sales were $4,924 in 2005 compared to $6,303 in 2004, a $1,379 decrease. The decrease in sales of 22% was due primarily to lower sales in the automotive market. Sales for the six month 2005 period totaled $9,428 compared to $12,567 in 2004, a $3,139 decrease or 25%. This decrease was due primarily to lower sales in the automotive market.

On May 9, 2005, EXX reported that one of the subsidiaries of Newcor received purchase orders from DaimlerChrysler Corporation (DCX) to machine axles for two current powertrain programs. The anticipated sales would approximate a 20% increase over EXX’s current sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005 and is expected to build up to full production levels in the fourth quarter of 2005.

On June 17, 2005, EXX reported that a second subsidiary of Newcor had been awarded a machining program for a DCX Powertrain. The annual sales of this program are estimated at approximately 10% of EXX’s 2004 annual sales. Full production under the program is planned to begin in the third quarter of 2005.

In 2004, EXX had announced that Newcor had been notified by its then largest customer, American Axle & Manufacturing, that Newcor would lose certain axle machining business due to American Axle’s strategic decision to in-source axle machining. This lost business is still anticipated by Newcor commencing with the withdrawal of two parts in the third quarter of 2005 with increasing volumes of parts being withdrawn through 2006. It is anticipated that when and as American Axle completes the insourcing program the lost business and profits from the American Axle business will be exceeded by the total new revenues and profits from the three programs awarded by DCX which will become Newcor’s largest customer.

Gross profit for the second quarter of 2005 totaled $5,149 or 13.7% of sales compared to $6,134 or 16.2% of sales for the comparable period in 2004. For the six month period, 2005 gross profit was $9,634 compared to $11,591 in 2004. The Mechanical Equipment segment accounted for a gross profit of $3,859 in the second quarter of 2005 compared to $4,171 for the comparable second quarter in 2004 and a gross profit of $7,468 in the first six months of 2005 compared to $7,730 for the comparable six month period in 2004. Gross profit as a percentage of sales in the Mechanical Equipment segment decreased to 11.8% in 2005 from 13.2 % in 2004 for the comparable three month period and decreased from 12.6% in 2004 to 11.4% in 2005 for the comparable six month period in 2004. The Plastics and Rubber segment accounted for a gross profit of $1,290 in 2005 compared to $1,963 in 2004 for the three month period and accounted for a gross profit of $2,166 in 2005 compared to $3,861 in 2004 for the comparable six month period. Gross profit in 2005 as a percentage of sales in the Plastics and Rubber segment decreased to 26.2 % in the second quarter of 2005 from 31.1 % in 2004 for the comparable three month period and decreased to 23.0% in 2005 from 30.7% in 2004 for the comparable six month period. The percentage decrease is the result of the product mix and the reduction of sales within the automotive industry.

Selling general & administrative expenses were $3,413 for the second quarter of 2005, compared to $3,576 for the second quarter of 2004. For the six months ended June 30, 2005, selling general and administrative expenses were $7,005 compared to $7,270 for the six month period ended June 30, 2004. Management continues to pursue a concerted effort to control and reduce these costs as appropriate.

Operating income for the second quarter of 2005 was $1,736 compared to $2,558 for the second quarter of 2004. For the six months ended June 30, 2005, operating income was $2,629 compared to operating income of $4,321 for the comparable period in 2004. The decrease in operating income was the result of the unfavorable sales mix as well as the reduced sales in the automotive market as noted above.

Other income (loss) for the second quarter of 2005 was ($365) compared to $22 for the second quarter of 2004. For the six months ended June 30, 2005, other income (loss) was ($76) compared to other income of $37 for the comparable period in 2004. The differences represent the recognition of a loss upon the termination of a capital lease more fully described in Note 7.

Interest expense for the second quarter was $323 compared to $578 in the corresponding period of 2004. For the six months ended June 30, 2005, interest expense was $774 compared to $1,072 in the corresponding period of 2004. The interest reduction relates to the various payments and reductions in the debt instruments between the periods.

Net income for the second quarter of 2005 was $718 or 6 cents per share basic and diluted compared to net income of $1,216 or 11 cents per share basic and 10 cents per share diluted in the comparable period of 2004. Net income for the six months ended June 30, 2005 was $1,174 or 10 cents per share basic and diluted compared to net income of $2,067 or 18 cents per share basic and 16 cents per share diluted for the six months ended June 30, 2004.

Liquidity and Capital Resources

On February 20, 2004, the Newcor credit facility that was entered into on January 31, 2003 was terminated by Newcor and a new bank facility (the 2004 Credit Agreement) was entered into with National City Bank. The 2004 Credit Agreement allowed for $6,000 of available borrowings with reducing availability based upon a three year equal monthly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $2,624 of equipment notes. As of December 31, 2004 there was $4,400 of available borrowings net of a $700 outstanding letter of credit under the 2004 Credit Agreement none of which was outstanding as of December 31, 2004. In March 2005, the available borrowings under the 2004 Credit Agreement were reduced to $ 2,800. At June 30, 2005, $ 2,100 was available net of a $700 outstanding letter of credit, none of which was outstanding.

For the six months ended June 30, 2005, the Company generated $8,421 in operating activities as compared to generating $5,327 in the corresponding period of the preceding year. For the six months ended June 30, 2005, the Company utilized $2,700 in its investment activities, principally for the acquisition of capital equipment. In the corresponding period of the preceding year, the Company utilized $152 of cash in its investment activities, principally for the acquisition of capital equipment. Cash totaling $398 was used in financing activities during the six months ended June 30, 2005 for the repayment of the Newcor term loan, compared to using $4,446 for the six months ended June 30, 2004 principally for repayment of the Newcor term loan netted by new borrowings on the revolving credit line.

At June 30, 2005, the Company reported working capital of approximately $32,265 and a current ratio of 2.6 to 1. In addition, as described in Note 3 to the Consolidated Financial Statements, the Company had $25,389 of long-term debt outstanding. The Company is obtaining its working capital needs through its existing cash balances as well as the revolving credit line totaling $2,800 described above which the Company considers to be adequate for its current working capital needs.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits

(a.) Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC. (1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC. (2)

3.1	Articles of Incorporation, EXX INC. (1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture. (7)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal. (3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001. (4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal. (5)

10.4	Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000. (6)

10.5	Addendum to Employment Agreement covering Newcor employment with James J. Connor. (5)

10.6	Addendum to Change in Control Agreement covering Newcor employment with James J. Connor (5)

10.7	Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004. (8)

10.8	First Amendment to 2004 Credit Agreement between Newcor, Inc and its subsidiaries and National City Bank dated March 28, 2005.

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.

ITEM 6. Exhibits (continued)

(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.

(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

(4)	Incorporated by reference to Newcor, Inc. Form 10-Q Report dated September 30, 2001.

(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.

(6)	Incorporated by reference to Newcor, Inc. Form 10-K Report dated December 31, 2003.

(7)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.

(8)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: August 10, 2005	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer