Form 10-Q
period 2005-09-30
EXX INC/NV/
filed 2005-11-14
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).    Yes  ☐    NO  ☒

Number of shares of common stock outstanding as of November 10, 2005:

10,412,307 Class A Shares and 858,093 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1. EXX INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A. Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,779	$13,048
Accounts receivable, less allowances of $249 and $249	21,724	20,266
Inventories	11,471	13,041
Other current assets	5,821	1,555
Refundable income taxes	1,087	—
Deferred tax asset	1,451	1,451

Total current assets	54,333	49,361

Property and equipment, net	25,393	26,559

Other assets
Goodwill	8,712	9,977
Intangible assets, net	3,075	3,882
Other	849	1,193

	12,636	15,052

	$92,362	$90,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Long-term debt, current portion	$1,576	$2,322
Accounts payable and other current liabilities	20,669	17,520
Income taxes payable	—	359

Total current liabilities	22,245	20,201

Long-term liabilities
Long-term debt, less current portion	23,608	24,211
Post-retirement benefits, other than pension	3,690	3,345
Pension liability and other	6,166	6,919
Deferred tax liability	16,774	16,973

Total long-term liabilities	50,238	51,448

Minority interest	—	121

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, issued 12,061,607 shares	121	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, issued 874,693 shares	9	9
Capital in excess of par value	2,859	2,859
Accumulated other comprehensive loss	(269)	(269)
Retained earnings	18,145	17,468
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost	(986)	(986)

Total stockholders’ equity	19,879	19,202

	$92,362	$90,972

See notes to consolidated condensed financial statements.

B. EXX INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales	$33,965	$35,140	$109,019	$109,249

Cost of sales	30,891	30,502	96,311	93,021

Gross profit	3,074	4,638	12,708	16,228

Selling, general and administrative expenses	3,440	3,158	10,445	10,428

Operating income (loss)	(366)	1,480	2,263	5,800

Other income (expenses)
Interest expense	(316)	(494)	(1,090)	(1,565)
Interest income	56	6	129	20
Other income (expense)	(105)	37	(181)	74
Minority interest in income of consolidated subsidiary	—	(6)	(12)	(23)

	(365)	(457)	(1,154)	(1,494)

Income (loss) before income taxes	(731)	1,023	1,109	4,306

Income taxes (benefit)	(234)	335	432	1,465

Net income (loss)	$(497)	$688	$677	$2,841

Net income (loss) per common share:
Basic	$(.04)	$.06	$.06	$.25

Assuming dilution	$(.04)	$.06	$.06	$.23

Weighted average shares outstanding:
Basic	11,270,400	11,270,400	11,270,400	11,270,400

Assuming dilution	11,270,400	12,769,441	12,306,719	12,541,593

See notes to consolidated condensed financial statements.

C. EXX INC AND SUBSIDIARIES

Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities
Net income	$677	$2,841
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	533	—
Depreciation and amortization	4,712	4,845
Deferred tax expense	1,465	1,266
Changes in operating assets and liabilities, net	(3,190)	(1,637)

Net cash provided by operating activities	4,197	7,315

Cash flows from investing activities
Acquisition of property and equipment, net	(4,063)	(631)
Proceeds from sale of fixed assets	200	—

Net cash (used in) investing activities	(3,863)	(631)

Cash flows from financing activities
Repayment of term loan	(603)	(3,911)
Repayments on promissory notes/capital leases	—	(1,227)

Net cash (used in) financing activities:	(603)	(5,138)

Net increase (decrease) in cash and cash equivalents	(269)	1,546

Cash and cash equivalents, beginning of period	13,048	12,056

Cash and cash equivalents, end of period	$12,779	$13,602

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,468	$1,935

Income taxes	$275	$1,075

See notes to consolidated condensed financial statements.

D. EXX INC AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation

The unaudited consolidated condensed financial statements of EXX INC (the “Company”) as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited consolidated condensed financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

On March 28, 2005, the Company determined that an intangible asset representing “customer relationships” existed at the date of purchase of Newcor, Inc. (“Newcor”). As a result of the determination, the Company recognized a charge to operations in the amount of approximately $400 net of tax for the year ended December 31, 2003 and approximately $448 net of tax for the year ended December 31, 2004. The effect of this charge for the three months and nine months ended September 30, 2004 was $112 and $336 net of tax, respectively, which was retroactively reflected in the financial statements included in this report.

Note 2: Inventories

Inventories are summarized as follows:

	September 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$8,235	$6,973
Work in process	600	2,628
Finished goods	2,636	3,440

	$11,471	$13,041

Note 3: Long-Term Debt

A summary of debt follows:

	September 30, 2005	December 31, 2004
	(unaudited)
Revolving credit line at 2% over Libor, currently 5.78% (a)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.25% - 7.0%	2,419	3,022
Notes payable, at 4% through 2015 collateralized by substantially all of the assets of a subsidiary (b)	394	394
Notes payable, at 4% through 2023 collateralized by substantially all of the assets of a subsidiary (b)	371	371
Capital lease obligations of a subsidiary (b)	—	746
Unsecured notes payable of a subsidiary, currently 6% due 2013	22,000	22,000

Subtotal	25,184	26,533

Less current portion	1,576	2,322

Total	$23,608	$24,211

(a) On February 20, 2004, Newcor entered into a new bank credit facility with National City Bank (the “2004 Credit Agreement”). The 2004 Credit Agreement provided for $6,000 of available borrowings with reducing availability based upon a three year equal monthly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, except for the machinery and equipment securing the equipment notes referred to in the above table. As of December 31, 2004 there was $4,400 of available borrowings net of a $700 outstanding letter of credit under the 2004 Credit Agreement, none of which was outstanding as of December 31, 2004. In March 2005, the available borrowings under the 2004 Credit Agreement were reduced to $2,800. At September 30, 2005, $2,100 was available net of a $700 outstanding letter of credit, none of which was outstanding.

(b) These notes are in default and, accordingly, have been classified as currently due. The capital lease was terminated retroactive to December 31, 2004 and was written off as part of a new lease agreement signed on April 7, 2005. See Note 7.

Note 4: Earnings Per Share

The difference between the number of shares used to compute basic net income (loss) per share and diluted net income (loss) per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. Since the Company incurred a loss for the three months ended September 30, 2005, there were no additional shares included in the calculation of the assumed dilution net loss per share, as the effect would be anti-dilutive. For the three months ended September 30, 2004, these shares amounted to 1,499,041 shares. For the nine months ended September 30, 2005 and 2004, these shares amounted to 1,036,319 shares and 1,271,193 shares, respectively

Note 5: Pension Plan Information

The Company is required to report the following information on an interim basis under SFAS No. 132 “Employer’s Disclosure about Pensions and Other Post Retirement Benefits-an amendment of FASB statements No. 87, 88 and 106” with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST (unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service Costs	$31	$98	$93	$293
Interest Costs	617	616	1,851	1,848
Expected Returns on Plan Assets	(765)	(751)	(2,296)	(2,253)
Amortization of Unrecognized Losses	9	6	27	19

Net Periodic Pension Income	$(108)	$(31)	$(325)	$(93)

The Company previously disclosed in the financial statements for the year ended December 31, 2004 that it did not intend to make contributions to its plans in 2005.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers
Three months ended September 30,
2005	$29,422	$4,543	$—	$33,965
2004	$30,457	$4,683	$—	$35,140

Operating income (loss)
Three months ended September 30,
2005	$356	$225	$(947)	$(366)
2004	$1,593	$708	$(821)	$1,480

Income (loss) before income taxes
Three months ended September 30,
2005	$368	$232	$(1,331)	$(731)
2004	$1,609	$702	$(1,288)	$1,023

Sales to unaffiliated customers
Nine months ended September 30,
2005	$95,048	$13,971	$—	$109,019
2004	$92,000	$17,249	$—	$109,249

Operating income (loss)
Nine months ended September 30,
2005	$4,148	$998	$(2,883)	$2,263
2004	$5,694	$3,141	$(3,035)	$5,800

Income (loss) before income taxes
Nine months ended September 30,
2005	$4,178	$1,201	$(4,270)	$1,109
2004	$5,743	$3,101	$(4,538)	$4,306

The following is a listing of revenue by major product group sold by the operating segments of the Company for the following periods.

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30 2005	September 30 2004	September 30 2005	September 30 2004
Mechanical equipment
Machined production components	$27,886	$28,356	$90,101	$85,740
Electric motors and cable pressurization equipment	1,536	2,101	4,947	6,260

	$29,422	$30,457	$95,048	$92,000

Plastics and Rubber
Manufactured, molded plastic and rubber components	$2,433	$3,325	$8,922	$12,006
Impulse toys and other	2,110	1,358	5,049	5243

	$4,543	$4,683	$13,971	$17,249

Note 7. Recent Developments

In 2004, the Company announced that Newcor had been notified by its then largest customer, American Axle & Manufacturing, (“AXL”) that, Newcor would lose certain axle machining business due to AXL’s strategic decision to in-source axle machining which was scheduled to take place in the third quarter of 2005 with increasing volumes of parts being in-sourced through 2006. Recently, there have been indications that AXL may alter their strategy. Thus far, AXL has in-sourced one part in third quarter of 2005. The loss of this part accounts for less than 10% of total AXL sales.

On April 7, 2005, an agreement to terminate the lease of the Handi-Pac Inc. subsidiary was signed retroactive to December 31, 2004. A new five month lease which expired on May 31, 2005 replaced the old lease. The first quarter 2005 consolidated financial statements reflect the terms of the above agreements including writing off the capital lease and its related assets.

On May 9, 2005, the Company reported that one of the subsidiaries of Newcor received purchase orders from Daimler Chrysler Corporation (“DCX”) to machine axles for two current powertrain programs. The anticipated sales would approximate a 20% increase over the Company’s then sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005 and is expected to build up to full production levels in the fourth quarter of 2005.

On June 17, 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX powertrain. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005. Based on the new contracts from DCX it is anticipated that DCX will become Newcor’s largest customer.

On July 1, 2005 (the “Effective Date”), Newcor and Transinternational Widget Corp. (“TWC”), a Delaware corporation and wholly owned subsidiary of the Company, were merged under the provisions of the General Corporation Law of the State of Delaware (the “Merger”). Pursuant to the Merger, TWC merged with and into Newcor, with Newcor as the surviving corporation, and each issued and outstanding share of Newcor common stock was converted into the right to receive an amount in cash equal to $1,088, which amount represented the book value of each share of Newcor as of June 30, 2005. As the result of the Merger, the Company owns 100% of the issued and outstanding common stock of Newcor.

Effective September 2, 2005, Mr. James J. Connor, President and Co-Chief Executive Officer of Newcor, tendered his resignation to pursue a new non-competitive opportunity within the automotive industry.

Note 8: Subsequent Events

On October 4, 2005, a wholly owned subsidiary of the Company acquired substantially all of the assets of Sellers & Josephson, Inc., an Englewood, New Jersey manufacturer of vinyl wallcoverings. The assets were acquired through a bankruptcy court sale of assets. The assets and business acquired will be operated as a newly incorporated wholly owned subsidiary of the Company within its Plastics and Rubber segment using the Sellers & Josephson name. Management anticipates this acquisition will prove to be profitable in 2006.

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

Results of Operation

The Company is organized into two business segments, the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components, primarily for the automotive industry and toys.

Sales for the third quarter of 2005 were $33,965 compared to $35,140 in 2004 a $1,175 decrease. Sales for the nine month 2005 period were $109,019 compared to $109,249 for the nine month 2004 period, a $230 decrease. The Mechanical Equipment segment reported third quarter total sales of $29,422, which was a decrease of $1,035 or 3% from the prior year’s $30,457. This decrease was due to mainly lower sales in the specialty machines and agricultural markets partially offset by an increase in heavy-duty truck sales. Sales for the nine month 2005 period totaled $95,048 compared to $92,000 for the nine month 2004 period, an increase of $3,048 or 3%. The increase was due to higher demand in the heavy-duty truck market. The Plastics and Rubber segment third quarter sales were $4,543 in 2005 compared to $4,683 in 2004, a $140 decrease. The decrease in sales of 3% was primarily due to the decrease in demand for automotive products. Sales for the nine month 2005 period totaled $13,971 compared to $17,249 in 2004, a $3,278 decrease or 19%. This decrease was primarily due to decrease in demand for automotive products.

In 2004, the Company announced that Newcor had been notified by its then largest customer, American Axle & Manufacturing, (“AXL”) that, Newcor would lose certain axle machining business due to AXL’s strategic decision to in-source axle machining which was scheduled to take place in the third quarter of 2005 with increasing volumes of parts being in-sourced through 2006. Recently, there have been indications that AXL may alter their strategy. Thus far, AXL has in-sourced one part in third quarter of 2005. The loss of this part accounts for less than 10% of total AXL sales.

On May 9, 2005, the Company reported that one of the subsidiaries of Newcor received purchase orders from Daimler Chrysler Corporation (“DCX”) to machine axles for two current powertrain programs. The anticipated sales would approximate a 20% increase over the Company’s then sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005 and is expected to build up to full production levels in the fourth quarter of 2005.

On June 17, 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX powertrain. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program is planned to began in the third quarter of 2005. Based on the new contracts from DCX it is anticipated that DCX will become Newcor’s largest customer.

Gross profit for the third quarter 2005 totaled $3,074 or 9 % of sales compared to $4,638 or 13 % of sales for the comparable period in 2004. For the nine month 2005 period gross profit was $12,708 compared to $16,228 in 2004. The Mechanical Equipment segment accounted for a gross profit of $2,000 in the third quarter of 2005 compared to $3,299 for the comparable third quarter in 2004 and a gross profit of $9,468 in the first nine months of 2005 compared to $11,029 for the comparable nine month period in 2004. Gross profit as a percentage of sales in the Mechanical Equipment segment decreased to 6.8% in 2005 from 10.8% in 2004 for the comparable three month period and decreased to 10% in 2005 from 12% for the comparable nine month period in 2004. The decreases were primarily due to the increased costs associated with the launching of the new DCX programs and the reduced level of sales. The Plastics and Rubber segment accounted for a gross profit of $1,074 in 2005 compared to $1,339 in 2004 for the comparable three month period and accounted for a gross profit of $3,240 in 2005 compared to $5,199 in 2004 for the comparable nine month period. Gross profit in 2005 as a percentage of sales in the Plastics and Rubber segment decreased to 24% in the third quarter from 29% in 2004 for the comparable three month period and decreased to 23% in 2005 from 30% in 2004 for the comparable nine month period. The decreases in sales and margins were the result of the product mix and the reduction of sales within the automotive industry.

Selling general & administrative expenses were $3,440 for the third quarter 2005, compared to $3,158 for the third quarter of 2004. For the nine months ended September 30, 2005, selling, general and administrative expenses were $10,445 compared to $10,428 for the nine month period ended September 30, 2004. Management continues to pursue a concerted effort to control and reduce these costs as appropriate.

Operating income (loss) in the third quarter of 2005 was ($366) compared to $1,480 during the third quarter of 2004. For the nine months ended September 30, 2005, operating income was $2,263 compared to operating income of $5,800 for the comparable period in 2004. The decreases in operating income were the result of the unfavorable sales mix as well as the reduced sales in the automotive market as noted above and the cost of launching the DCX programs.

Interest expense for the third quarter was $316 compared to $494 in the corresponding period of 2004. For the nine months ended September 30, 2005, interest expense was $1,090 compared to $1,565 in the corresponding period of 2004. The decreases relate to the reduction in debt between the periods.

Other income (expense) for the third quarter of 2005 was ($105) compared to $37 for the third quarter of 2004. For the nine months ended September 30, 2005, other income (expense) was ($181) compared to $74 for the comparable period in 2004. The differences represent the recognition of a loss upon the termination of a capital lease described in Note 7.

Net income (loss) for the third quarter of 2005 was ($497) or (4) cents per share basic and diluted compared to a net income of $688 or 6 cents per share basic and diluted in the comparable period of 2004. Net income for the nine months ended September 30, 2005 was $677 or 6 cents per share basic and diluted compared to net income of $2,841 or 25 cents per share basic and 23 cents per share diluted for the nine months ended September 30, 2004.

Liquidity and Capital Resources

On February 20, 2004, the Newcor credit facility that was entered into on January 31, 2003 was terminated by Newcor and a new bank facility (the 2004 Credit Agreement) was entered into with National City Bank. The 2004 Credit Agreement allowed for $6,000 of available borrowings with reducing availability based upon a three year equal monthly amortization schedule, secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the equipment notes. As of December 31, 2004 there was $4,400 of available borrowings net of a $700 outstanding letter of credit under the 2004 Credit Agreement none of which was outstanding as of December 31, 2004. In March 2005, the available borrowings under the 2004 Credit Agreement were reduced to $2,800. At September 30, 2005, $2,100 was available net of a $700 outstanding letter of credit, none of which was outstanding.

For the nine months ended September 30, 2005, the Company generated $4,197 of cash as compared to generating $7,315 in the corresponding period of the preceding year. For the nine months ended September 30, 2005, the Company utilized $3,863 in its investment activities, principally for the acquisition of capital equipment. In the corresponding period of the preceding year, the Company utilized $631 of cash in its investment activities, principally for the acquisition of capital equipment. Cash totaling $603 was used in financing activities during the nine months ended September 30, 2005 for the repayment of the Newcor term loan, compared to $5,138 for the nine months ended September 30, 2004 principally for repayment of the Newcor term loans.

At September 30, 2005, the Company reported working capital of approximately $32,088 and a current ratio of 2.4 to 1. In addition, as described in Note 3 to the Consolidated Condensed Financial Statements, the Company had $25,184 of long-term debt outstanding. The Company is obtaining its working capital needs through its existing cash balances as well as the available revolving credit line totaling $2,800 described above which the Company considers to be adequate for its current working capital needs. As regards the Sellers & Josephson assets acquisition, the source of funds was from the Company’s existing cash balances.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, David A. Segal, evaluated the effectiveness of the Company’s disclosure control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended). Based on that evaluation, he has concluded that the Company’s disclosure controls and procedures in place are effective in all material respects to insure that the information relating to the Company in the reports that it filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed and summarized as and when required.

As regards internal controls, his review did not indicate any significant changes in internal controls or other factors that has materially affected or is reasonably likely to materially affect the registrant’s internal controls over financial reporting. The evaluation process and its results were reported to the Company’s Audit Committee and to the outside auditors.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture.	(7)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000.	(6)

10.5	Addendum to Employment Agreement covering Newcor employment with James J. Connor.	(5)

10.6	Addendum to Change in Control Agreement covering Newcor employment with James J. Connor	(5)

10.7	Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(8)

10.8	First Amendment to 2004 Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank dated March 28, 2005.	(9)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.
(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.
(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.
(4)	Incorporated by reference to Newcor, Inc. Form 10-Q Report dated September 30, 2001.
(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.
(6)	Incorporated by reference to Newcor, Inc. Form 10-K Report dated December 31, 2003.
(7)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.
(8)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.
(9)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: November 10, 2005	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer Chief Financial Officer