Form 10-K
period 2005-12-31
EXX INC/NV/
filed 2006-03-31
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No  ☒

The aggregate market value of the shares held by non-affiliates on June 30, 2005 was $10,130,291, based on closing prices of $2.04 and $1.75 per share, respectively of the registrant’s Class A and Class B common stock on the American Stock Exchange on June 30, 2005. Of the shares outstanding, 4,718,348 Class A shares and 293,515 Class B shares are held by non-affiliates.

Number of shares of Common Stock, Par Value $.01 per share, outstanding as of March 20, 2006: 10,412,307 Class A shares and 858,093 Class B shares (exclusive of 1,649,300 Class A shares and 16,600 Class B shares held in registrant’s treasury).

PART 1

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “intend,” “will,” “expect,” “anticipate,” “plan,” “management believes,” “estimate,” “continue” or “position” or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties and that, although EXX believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements, based on those assumptions, also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to the matters discussed below under “Risk Factors” as well as the following: EXX’s ability to continue to access funding for its operations; those discussed under “Environmental Compliance” in this Part 1; Item 3 of this report and other cautionary statements contained elsewhere throughout the “Business Section” of this report; the cyclical nature of the industries served by EXX, all of which have encountered significant downturns in the past; the level of production by and demand from EXX’s principal customers, upon which EXX is substantially dependent; whether, when and to what extent expected orders materialize; whether EXX will be able to successfully launch new programs; the impact on EXX of actions by its competitors, some of which are significantly larger and have greater financial and other resources than EXX; and developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by EXX. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by EXX that EXX’s plans and objectives will be achieved. Except as required by law, EXX undertakes no obligation to update any forward-looking statements.

Item 1.	Business.

EXX INC (“EXX” or the “Company”) is a holding company for businesses operated by its subsidiaries. These businesses are organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, machine tools, electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry and toys. Hereafter, EXX and its various subsidiaries are referred to as the (“Group”). Financial information about each of EXX’s business segments is contained in Note 15 “Segment Information” to EXX’s Consolidated Financial Statements.

EXX is the holding company resulting from the reorganization of SFM Corporation (“SFM”) as approved by its shareholders at a special meeting on October 18, 1994 and effective on October 21, 1994. The purpose of adopting a holding company structure was to enhance EXX’s ability to obtain new financing by enabling potential investors to clearly focus on the strengths and diversity of EXX’s businesses, facilitate acquisitions and protect each of EXX’s businesses to the extent possible from the business risks which arise out of its other businesses.

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

In July 2001, the Company purchased 679,994 shares of Newcor, Inc. (“Newcor”) common stock and $500,000 principal amount of Newcor’s 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company’s Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company’s acquisition of these shares, the Company accounted for its pre-existing investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company’s ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. As of December 31, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company reduced the carrying value of its investment (including subordinated notes) in Newcor to zero. In February 2002, Newcor filed for reorganization under Chapter 11 of the U.S. Bankruptcy Act. As a result of the reorganization plan approved by the creditors, these shares were of no value at December 31, 2002 and were effectively cancelled via the reorganization.

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

Newcor sells and markets its products into two principal markets defined as automotive and light truck (59% of 2005 revenues) and heavy-duty components (41% of 2005 revenues) including Class 8 over the highway trucks, agricultural equipment and other industrial markets. The markets served by Newcor are highly cyclical and are impacted by the general strength of the economy, by prevailing interest rates and by other factors outside the control of Newcor. The markets for automotive, heavy-duty trucks, agricultural equipment and capital goods, for which Newcor supplies goods and services, have all experienced both strength in recent years as well as significant downturns.

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

Newcor operates in industries that are highly competitive, though somewhat fragmented. If any customer becomes dissatisfied with Newcor’s prices, quality or timeliness of delivery, it could award future business or move existing business to a competitor or possibly move the business in-house. There can be no assurance that Newcor’s products will continue to compete successfully with the products of competitors, including original equipment manufacturers (“OEMs”) themselves, many of which are significantly larger and have greater financial and other resources than Newcor.

During 2005, sales to each of four customers (Detroit Diesel Company, John Deere and Company and American Axle Manufacturing and DaimlerChrysler Corporation) equaled or exceeded 10% of consolidated sales. Although EXX and its subsidiaries have ongoing supply relationships with approximately 175 customers, there can be no assurance that sales to customers will continue at the same levels or at all. Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers and continuation of these relationships is dependent upon the customers’ satisfaction with the price, quality and delivery of products, engineering capabilities and customer services. While management believes its relationships with its customers generally are mutually satisfactory, if any of these larger customers were to reduce substantially or discontinue their purchases, the financial condition and results of operations of EXX would be materially adversely affected. From time to time, suppliers to these large customers enter into agreements mandating periodic price reductions, which thereby, effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and Newcor is presently a party to several such agreements.

Mechanical Equipment Segment

This segment consists of seven operating units at December 31, 2005: Deco Engineering, Inc. (“DECO”), Blackhawk Engineering, Inc. (“Blackhawk”), Rochester Gear, Inc. (“RGI”), Machine Tool and Gear, Inc. (“MTG”), the Bay City division of Newcor, the Howell Electric Motors Division of SFM Corp. (“Howell”) and TX Technology Corp.

DECO produces high-volume precision machined engine and powertrain components and assemblies primarily for the heavy-duty truck market. Blackhawk’s principal line of business is machining large gray iron, nodular iron and steel foundry castings for companies with business in the agricultural market. RGI and MTG produce high-quality shafts, axles, transmission parts, differential pins and gears, rear axle shafts and other machined components. RGI and MTG participate primarily in the automotive market.

Effective January 31, 2006, the operations of the Blackhawk systems group were sold to a group which included the former manager of that operation.

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

Throughout its product lines, the segment has various patents and trademarks that have been obtained over a number of years and expire at various times. The loss of any single patent or trademark would not materially affect the sales and profitability of EXX.

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

Plastics and Rubber Segment

This segment consisted of six operations at December 31, 2005: Boramco, Inc. (“Boramco”), Plastronics Plus, Inc. (“Plastronics”), Henry Gordy International, Inc. (“Gordy”), Handi-Pac, Inc., (“Handi-Pac”), Hi-Flier, Inc. (“Hi-Flier”) and Sellers & Josephson Inc. (“Sellers”).

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

Gordy was formed during 1987 to conduct the business associated with certain assets purchased from Henry Gordy, Inc. and Gordy International, Inc.

Gordy markets a line of “impulse” toys through a national network of commissioned sales representatives, together with its own sales staff. Its products are distributed directly or through wholesalers to a wide range of retail outlets including, but not limited to, toy stores, discount chains, drug stores and supermarkets.

In February 1994, Hi-Flier, a newly formed subsidiary of EXX, purchased the assets of Hi-Flier Manufacturing Co., a leader in the kite business for more than 70 years. This acquisition strengthened EXX’s Plastics and Rubber segment by providing product lines that compliment those of the Gordy subsidiary.

In February 1997, EXX (through a newly-formed subsidiary) acquired all the outstanding capital stock of Handi-Pac, Inc. (“Handi-Pac”) d/b/a Steven Manufacturing Co. Handi-Pac manufactured several types of toys, including pre-school, ride-on, classic and educational toys. In addition, during the third quarter of 1997, a wholly-owned subsidiary acquired the assets of Confectionery and Novelty Design International, LLC (“CANDI”), a Northbrook, Illinois maker of candy-filled toy products. While this acquisition was not a material purchase, it added a complimentary product to the business mix at that time.

In October 2005, EXX (through a newly-formed subsidiary) acquired the assets of Sellers & Josephson, Inc., a New Jersey manufacturer of vinyl wall coverings, in a auction from the estate of a bankrupt company. This business, operating under the names Sellers & Josephson Inc. manufacturers and sells its products primarily to wholesale distributors and to a limited extent to certain end users. This acquisition is expected to strengthen EXX’s Plastics and Rubber segment by providing new revenues.

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

Throughout its product lines, members of the segment have various patents and trademarks that have been obtained over a number of years and expire at various times. The loss of any single patent or trademark would not materially affect the sales and profitability of EXX.

The Plastics and Rubber segment is considered seasonal, varying primarily with the automotive industries semi-annual shutdowns in July and December.

There are no unusual working capital requirements within the Plastics and Rubber segment.

Newcor’s Plastics and Rubber segment primarily operates under annual blanket purchase orders with its customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this segment.

None of the segment’s revenue is derived from government contracts.

Additional information regarding each segment is contained in Note 5 to EXX’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Employees

At December 31, 2005, the Group had approximately 1100 employees. Approximately 17% of the Group’s employees and contract workers at December 31, 2005, were represented by collective bargaining agreements which expire in 2007. In addition, many of the Group’s customers employ workforces represented by unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between any part of the Group and its employees, or between any of its major customers and such customers’ employees, could have a material adverse effect on EXX’s financial condition and results of operations. In 2004, there were work stoppages at two of the Group’s facilities neither of which had a material adverse effect on EXX’s financial condition and results of operations.

EXX does not have any foreign operations and, therefore, does not segregate its revenue by geographic area. Export sales, principally to customers in Mexico and Canada, represented less than 5% of consolidated revenue in the twelve-month period ended December 31, 2005.

Item 1A.	Risk Factors

The following are some of the risks that we face in our business. The list of risk factors is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that are publicly available and other information with respect to these matters is complete and correct. Additional risks not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations.

The loss of or a significant reduction in, purchases of our products by our major customers could adversely affect our business.

The Mechanical Equipment segment reported sales to four customers that accounted for a total of 69% in consolidated sales in 2005. Any reduction in business from these customers can adversely affect our business. Reduction in business could be caused by any number of reasons including the customers themselves losing their market share, making design changes, obtaining new sources and other competition.

Our operations are linked to domestic automotive production and a decrease in consumer demand, tighter governmental regulations or increased costs could negatively impact our operations

Our operations are cyclical because they are directly related to domestic automotive production which is itself cyclical and dependent on general economic conditions and other factors. Sales of products to the automotive industry represent a major part of our sales. There can be no assurance that positive trends in sales in this area will continue. A decrease in consumer demand for the models that generate the most sales for us, our failure to obtain sales order for new or redesigned models, pricing pressure from our customers or competitors could have a material adverse effect on our business. Disruption in the availability of fuel or governmental regulations could impact vehicle mix and volume which could also adversely affect the demand for our existing products.

The inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products.

We purchase raw materials and component parts from suppliers to be used in the manufacturing of our products. In addition, we purchase certain finished goods from suppliers. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.

We operate in highly competitive markets.

The markets in which we operate are highly competitive. The intensity of this competition, which is expected to continue, can result in price discounting and margin pressures throughout the industry and adversely affect our ability to increase or maintain prices for our products. Many of our competitors have greater financial resources, which may place us at a competitive disadvantage in responding to substantial industry changes, such as changes in governmental regulations that require major additional capital expenditures. In addition, certain of our competitors may have lower overall labor costs.

Failure to keep pace with technological developments may adversely affect our operations.

We are engaged in an industry which will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, processes and applications that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our business, operating results and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements or if we were to not gain market acceptance.

We may incur material losses and costs as a result of product liability, warranty, recall claims or other lawsuits or claims that may be brought against us.

We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. We currently carry insurance and maintain allowances for product liability claims. However, we cannot assure you that our insurance coverage will be adequate if such claims do arise, and any liability not covered by insurance could have a material adverse impact on our business. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty claims are not covered by our product liability coverage. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.

The costs associated with complying with environmental and safety regulations could lower our margins.

We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of environment and employee health and safety. See “Business-Environmental Compliance”. Complying with environmental and safety requirements has added and will continue to add to the cost of our products, and increases the capital-intensive nature of our business. While we believe that we are in compliance in all material respects with these laws and regulations, we cannot assure you that we will not be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a results of violations, or liabilities under, environmental laws and safety regulations.

We are subject to a number of restrictive debt covenants.

Our credit facility and other debt instruments contain certain restrictive debt covenants that may hinder our ability to pursue attractive business opportunities. Our ability to meet these restrictive covenants may be affected by factors outside our control. Failure to meet one or more of these restrictive covenants may result in an event of default. Upon an event of default, our lender(s) may be entitled to declare all amounts outstanding as due and payable.

EXX’s principal shareholder has voting control over the Company.

David A. Segal, EXX’s Chief Executive Officer and principal shareholder, owns approximately 44% and 55% of the outstanding shares of our Class A and Class B common stock. As a result, he has effective voting control over the Company, including the election of directors, and is able to effectively prevent an affirmative vote which would be necessary for a merger, sale of assets or similar transaction, irrespective of whether other shareholders believe such a transaction to be in their best interests. The Company’s Articles of Incorporation and By-laws do not provide for cumulative voting in the election of directors.

Future sales of common stock could affect the price of common stock.

No prediction can be made as to effect, if any that future sales of shares or the availability of shares for sale will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of the common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Group conducts its business in Company-owned facilities totaling approximately 634,000 square feet and leased facilities totaling approximately 223,000 square feet of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Group. Operating leases expire at various times through 2014.

Below is a summary of the principal facilities:

Location	Square Footage	Type of Interest	Segment Utilization M (Mechanical Equipment) P (Plastics and Rubber)
Rochester Gear, Inc.
Clifford, MI	49,000	Owned	M

Blackhawk Engineering, Inc.
Cedar Falls, IA	54,000	Owned	M
Waterloo, IA	17,000	Leased	M

Machine Tool and Gear, Inc.
Corunna, MI	100,000	Owned	M

Deco Engineering, Inc.
Royal Oak, MI	105,000	Leased	M

Howell Electric Motors Div. of SFM Corp. & Gordy
Plainfield, NJ	120,000	Owned	M

TX Technology Corp.
Randolph, NJ	11,000	Leased	M

Henry Gordy Int’l
Hermann, MO	1,600	Leased	P

Boramco, Inc.
Walkerton, IN	33,000	Owned	P

Plastronics Plus, Inc.
East Troy, WI	28,000	Owned (Plant 1)	P
East Troy, WI	27,000	Owned (Plant 2)	P

Bay City Div. of Newcor, Inc.
Bay City, MI	123,000	Owned	M

Sellers & Josephson Inc.
Englewood, NJ	66,000	Leased	P
Carlstadt, NJ	36,000	Leased	P

Item 3.	Legal Proceedings

There were no material pending legal proceedings, other than ordinary routine litigation incidental to the business to which EXX or its subsidiaries are a party or of which any of their properties is the subject, except for the following:

Newcor is the subject of two labor actions relating to contract bargaining with the UAW at its Bay City Division. One action is currently on appeal to the Sixth Circuit Court of Appeals. That appeal relates to an NLRB order that, in part, requires Newcor to reinstate its former collective bargaining agreement and to make affected employees whole for any losses sustained as a result of the implementation of Newcor’s final contract offer. The other action relates to an unfair labor practice charge filed by the UAW alleging purported violations of federal labor law by the Bay City Division following the implementation of the final contract offer. The NLRB Region 7 is investigating this action. Newcor is vigorously defending both actions. The outcome of either case cannot be currently determined.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

EXX’s Class A common stock and Class B common stock are traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Class A common stock and Class B common stock for the two most recent fiscal years as reported on the American Stock Exchange.

	Quarterly Price Information
	2005				2004
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$2.25	$1.53	$1.65	$1.51	$4.35	$2.40	$4.35	$3.35
Second Quarter	$2.07	$1.11	$1.75	$1.50	$2.99	$1.70	$3.30	$2.10
Third Quarter	$2.55	$1.90	$2.60	$2.10	$2.32	$.97	$2.20	$1.30
Fourth Quarter	$2.25	$1.70	$2.15	$1.98	$1.80	$1.38	$1.80	$1.40

As of March 21, 2006, there were approximately 1,200 stockholders of record of Class A shares and 350 stockholders of record of Class B shares.

EXX has not declared nor paid any dividends during the last two fiscal years.

The information contained under the heading “Equity Compensation Plan Information” in Item 12 is incorporated herein by reference.

Item 6.	Selected Financial Data.

Sales and Income	2005 (F) (G)	2004 (A) (C) (D)	2003 (A) (E)	2002	2001 (B)
Net sales	$147,377,000	$143,548,000	$135,474,000	$16,186,000	$18,382,000
Income from
Continuing operations	881,000	1,504,000	5,241,000	836,000	81,000
Discontinued operations	—	—	576,000	—	—
Net income	881,000	1,504,000	5,817,000	836,000	81,000
Per Share Data
Net income-Basic
Continuing operations	$.08	$.13	$.47	$.07	$.01
Discontinued operations	.00	.00	.05	.00	.00

Net income	$.08	$.13	$.52	$.07	$.01
Net income-Diluted
Continuing operations	$.07	$.12	$.43	$.07	$.01
Discontinued operations	.00	.00	.05	.00	.00

Net income	$.07	$.12	$.48	$.07	$.01
Book value per share	$1.78	$1.70	$1.57	$1.06	$.97
Financial Position (At Year End)
Current assets	$43,664,000	$49,361,000	$45,854,000	$16,365,000	$15,606,000
Total assets	80,992,000	90,972,000	101,065,000	18,405,000	17,889,000
Current liabilities	17,565,000	20,201,000	19,390,000	4,248,000	4,306,000
Current ratio	2.5 to 1	2.4 to 1	2.4 to 1	3.9 to 1	3.6 to 1
Working capital	$26,099,000	$29,160,000	$26,464,000	$12,117,000	$11,300,000
Property and equipment, net	26,327,000	26,559,000	35,858,000	1,620,000	1,801,000
Long-term debt	18,976,000	26,533,000	37,846,000	1,554,000	1,621,000
Stockholders’ equity	20,026,000	19,202,000	17,691,000	11,721,000	11,050,000

(A)	Newcor operations have been included in the Consolidated Financial Statements of EXX commencing January 31, 2003. See Note 3 to the Consolidated Financial Statements.

(B)	Restated to reflect change in reporting entity. See Note 3 to the Consolidated Financial Statements.

(C)	Includes $4,523,000 pretax impairment charge.

(D)	Includes $2,520,000 pretax gain from forgiveness of indebtedness.

(E)	Includes retroactive $407,000 or $.04 per share after tax amortization charge.

(F)	Includes $1,418,000 pretax impairment charge.

(G)	Includes $1,200,000 pretax gain from forgiveness of indebtedness.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In January 2003, under the Newcor Plan of Reorganization, EXX purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. In July 2005, under a merger agreement by Newcor with a newly formed wholly owned subsidiary of EXX, the remaining outstanding shares of Newcor were purchased at $1,088 per share which was the book value of Newcor at June 30, 2005. As a result of the merger, EXX owns 100% of the issued and outstanding common stock of Newcor. See Note 3 to the Consolidated Financial Statements which further discusses this event.

In prior periods, both Newcor and EXX referred to an impending loss of a supply contract with a major customer. A press release and Form 8-K dated October 3, 2003 announced the signing of a new three year supply contract with that customer with certain reductions in prices and volume offset by certain additional benefits to other Newcor units dealing with the customer’s affiliates. In 2004, the new contract resulted in a revenue reduction of approximately $9,000,000 in the Mechanical Equipment segment compared to 2003. In 2005, the revenues increased by $9,000,000 compared to 2004 due to higher volumes on existing business.

Newcor’s largest customer, American Axle & Manufacturing, informed Newcor that certain parts currently machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle & Manufacturing. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Thus far, AXL has in-sourced one part in the third quarter 2005 which accounted for approximately 4% of total sales to AXL. During the first quarter of 2006, AXL in-sourced two additional parts. The loss of these three parts accounts for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to American Axle & Manufacturing, under the provisions of SFAS No. 144. Based on this analysis, management has determined that as of December 31, 2005, there is no impairment on any of the long-lived assets as the discounted future cash flows of the subsidiary, directly affected by the loss of American Axle & Manufacturing, exceeds the net book value of its assets at December 31, 2005.

In May 2005, the Company reported that one of the subsidiaries of Newcor received purchase orders from Daimler Chrysler Corporation (“DCX”) to machine axles for two current powertrain programs. The anticipated sales would approximate a 20% increase over the Company’s then sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005 and is currently operating at contract levels.

In June 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX powertrain. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005. Based on the new contracts from DCX it is anticipated that DCX will become Newcor’s largest customer.

2005 Compared to 2004

Net sales in 2005 were $147,337,000 compared to $143,548,000 in 2004 which was an increase of $3,789,000. Net sales represented a 3% increase from the prior year sales. On an overall basis, the decrease in sales referred to above by the new three year supply contract was mitigated by additional sales in the other subsidiaries. The Mechanical Equipment segment reported total sales of $126,827,000 in 2005 compared to $121,036,000 in 2004, an increase of $5,791,000 or 5% from 2004. The increase in sales in the Mechanical Equipment segment was attributable to increased sales with the heavy-duty truck market and automotive market, partially offset by decreased sales within the agricultural and specialty machining markets. The Plastics and Rubber segment sales were $20,510,000 in 2005 compared to $22,512,000 in 2004, a decrease of $2,002,000. The decrease in sales in the Plastics and Rubber segment was due to lower sales in the automotive market.

Gross profit was $16,335,000 in 2005 compared to gross profit of $21,554,000 in 2004, a decrease of $5,219,000. Gross profit as a percentage of sales decreased to 11% in 2005 compared to 15% in 2004. These reductions were caused both by the pricing of the new sales contract referred to above as well as overall market competition. The Mechanical Equipment segment reported $12,194,000 of gross profit in 2005 compared to $15,088,000 for 2004. Gross profit as a percentage of sales decreased to 10% in 2005 from 12% in 2004. The reductions were caused by both the pricing of the new sales contract referred to above as well as overall market competition in the segment. The Plastics and Rubber segment realized $4,141,000 of gross profit in 2005 compared to $6,466,000 for 2004. Gross profit as a percentage of sales decreased to 20% in 2005 from 29% in 2004. The lower margins in the Plastics and Rubber segment reflect the impact of lower sales volume as well as the changed product mix.

Selling and general and administrative expenses were $12,849,000 in 2005 compared to $14,998,000 in 2004, a decrease of $2,149,000 or 14% from 2004. On a comparable basis adjusted for the Newcor acquisition, selling and general expenses decreased 14% from 2004 to 2005 and reflected management’s concerted effort to control costs in these areas.

Operating income was $2,068,000 in 2005 compared to $2,033,000 in 2004, an increase of $35,000. Operating income in 2005, as reported, reflected a $1,368,000 impairment charge to goodwill and a $50,000 impairment charge to fixed assets as referred to in Note 5 to EXX’s Consolidated Financial Statement. The charge relates to a review and a determination of the impairment of certain long lived assets including goodwill of a subsidiary in the Plastics and Rubber segment. Operating income in 2004, as reported, reflected a $4,523,000 impairment charge referred to in Note 5 to EXX’s Consolidated Financial Statement. The charges related to a review and a determination of the impairment of certain long lived assets including goodwill of a subsidiary in the Mechanical Equipment segment. The Mechanical Equipment segment generated operating income of $3,082,000 in 2005, compared to $2,785,000 in 2004, an increase of $297,000. The Plastics and Rubber segment generated operating income of $229,000 in 2005, compared to $3,784,000 in 2004, a decrease of $3,555,000. Corporate and other operating expenses were $1,243,000 in 2005 compared to $4,536,000 in 2004 a decrease of $3,293,000.

Income from continuing operations before income taxes was $1,853,000 in 2005 compared to $2,894,000 in 2004, a decrease of $1,041,000. Income from continuing operations before income taxes in 2005 reflects a gain of $1,200,000 from early extinguishment of debt discussed in Note 9 to EXX’s Consolidated Financial Statement. The gain related to the purchase of $6,000,000 of Newcor unsecured notes for a price of $4,800,000 and the subsequent cancellation of $2,800,000 of these notes by the Trustee. Income from continuing operations before Income taxes in 2004 reflected a gain of $2,520,000 from early extinguishment of debt discussed in Note 9 to EXX’s Consolidated Financial Statement. The gain related to the purchase of $6,000,000 of Newcor unsecured notes for a price of $3,480,000 and the subsequent cancellation of these notes by the Trustee. Interest expense was $1,622,000 in 2005 compared to $1,917,000 in 2004. The overall decrease in interest reflected the reduction in the various debt instruments during the year.

EXX generated net income of $881,000 or $.08 per share basic and $.07 per share diluted compared to a net income of $1,504,000 or $.13 per share basic and $.12 per share diluted in 2004.

EXX reported a deferred tax asset of $2,011,000 at December 31, 2005 and a deferred tax asset of $1,451,000 at December 31, 2004. Management believes this asset will be realized as a result of taxable earnings in the future.

2004 Compared to 2003

Net sales in 2004 were $143,548,000 compared to $135,474,000 in 2003, which was an increase of $8,074,000. Net sales represented a 6% increase from the prior year sales on a dollar for dollar basis. Net sales represented a 3% decrease on a comparable basis adjusted for the Newcor acquisition. On an overall basis, the decrease in sales referred to by the new three year supply contract was mitigated by additional sales in the other subsidiaries. The Mechanical Equipment segment had reported total sales of $121,036,000 in 2004 compared to $112,187,000 in 2003, an increase of $8,849,000 on a dollar for dollar basis. The Mechanical Equipment sales in 2004 represented an 8% increase on a dollar for dollar basis from the prior year sales. On a comparable basis adjusted for the Newcor acquisition, the Mechanical Equipment sales for 2004 represented a 1% decrease from the prior year. The decrease in sales referred to above attributable to the new three year supply contract, was offset somewhat by additional sales in the other Mechanical Equipment segment subsidiaries. The Plastics and Rubber segment sales were $22,512,000 in 2004 compared to $23,287,000 in 2003, a decrease of $775,000 on a dollar for dollar basis. On a comparable basis adjusted for the Newcor acquisition, the Plastics and Rubber segment sales for 2004 reflected a 9% decrease from the prior year.

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

Operating income was $2,033,000 in 2004 compared to $10,019,000 in 2003, a decrease of $7,986,000 on a dollar for dollar basis. Operating income in 2004 as reported, reflected a $4,523,000 impairment charge referred to in Note 5 to EXX’s Consolidated Financial Statement. The charge related to a review and a determination of the impairment of certain long lived assets including goodwill of a subsidiary in the Mechanical Equipment segment. On a comparable basis reflecting the Newcor acquisition, operating income decreased 81% from 2003 to 2004. The Mechanical Equipment segment generated operating income of $2,785,000 in 2004, compared to $9,933,000 in 2003, a decrease of $7,148,000 on a dollar for dollar basis. The Plastics and Rubber segment generated operating income of $3,784,000 in 2004, compared to $3,001,000 in 2003, an increase of $783,000 on a dollar for dollar basis. Corporate and other operating expenses were $4,536,000 in 2004 compared to $2,915,000 in 2003 on a dollar for dollar basis.

Income from continuing operations before income taxes was $2,894,000 in 2004 compared to $8,053,000 in 2003, a decrease of $5,159,000. Income from continuing operations before income taxes in 2004 reflected a gain of $2,520,000 from early extinguishment of debt discussed in Note 9 to EXX’s Consolidated Financial Statement. The gain related to the purchase of $6,000,000 of Newcor unsecured notes for a price of $3,480,000 and the subsequent cancellation of these notes by the Trustee. Interest expense was $1,917,000 in 2004 compared to $2,149,000 in 2003 on a dollar for dollar basis. The overall decrease in interest reflected the reduction in the various debt instruments during the year including the forgiveness of the Newcor debt.

EXX generated net income of $1,504,000 or $.13 per A and B common share compared to a net income of $5,817,000 or $.52 per A and B common share in 2003.

EXX reported a deferred tax asset of $1,451,000 at December 31, 2004 and a deferred tax asset of $1,511,000 at December 31, 2003. Management believed this asset would be realized as a result of taxable earnings in the future.

Liquidity and Capital Resources

During 2005, EXX generated $8,282,000 of cash flows from operating activities compared to $10,659,000 in 2004. In 2005, cash flow of $8,551,000 was provided from income before depreciation and amortization, deferred income taxes and special charges and credits compared to $10,833,000 in 2004. The decrease in cash flows in 2005 was principally due to the reduction of net income. In 2005, operating cash flows of $1,616,000 were used to fund accounts payable offset by the reduction of $158,000 of accounts receivable, $1,829,000 of inventories and $350,000 of other current assets. In 2004, operating cash flows of $2,338,000 were used to fund accounts receivables as well as $589,000 of inventories offset by an increase in accounts payable totaling $1,769,000. The industry trend has slowed collections somewhat during the latter part of 2004.

In 2005, EXX’s investing activities used cash of $5,663,000 to purchase property and equipment compared to using cash of $874,000 in 2004 to purchase property and equipment. Additionally, in 2005, EXX used $3,650,000 of cash to acquire the assets of Sellers & Josephson, Inc.

During 2005 and 2004, EXX’s financing activities used cash of $5,611,000 and $8,793,000, respectively. In 2005, Newcor repaid $5,611,000 of long-term debt. In 2004, Newcor repaid $8,793,000 of long-term debt.

The following table summarizes the Company’s contractual cash repayment obligations at December 31, 2005.

	TOTAL	2006	2007-09	2010-12	2013-14
Long Term Debt:
Promissory Notes – 6.00%-7.00%	$2,211,000	$867,000	$1,344,000	$—	$—
Defaulted Notes Payable of a subsidiary (a)	765,000	765,000	—	—	—
Unsecured senior notes	16,000,000	—	—	—	16,000,000
Operating lease obligations	5,782,000	1,468,000	3,279,000	621,000	414,000

TOTAL CONTRACTUAL CASH OBLIGATIONS	$24,758,000	$3,100,000	$4,623,000	$621,000	$16,414,000

(a)	These notes are in default and, accordingly, have been classified as currently due. They are non-recourse to the parent.

At the end of 2005, EXX had working capital of approximately $26,099,000 and a current ratio of 2.5 to 1. At the end of 2004, EXX had working capital of approximately $29,160,000 and a current ratio of 2.4 to 1.

In January 2003, under the Newcor Plan of Reorganization, EXX purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. In July 2005, EXX purchased the remaining outstanding 123 shares for approximately $134,000. See Note 3 to the Consolidated Financial Statements for further discussion of the event.

In October 2005, EXX (through a newly-formed subsidiary) purchased the assets of Sellers & Josephson, Inc., for approximately $3,650,000. The funds utilized for this purchase were provided from EXX’s working capital.

At December 31, 2005, EXX considered its cash and cash equivalents of $6,478,000 together with availability of its Newcor subsidiary’s line of credit of $2,100,000, net of a $700,000 outstanding letter of credit to be adequate for its current operating needs.

EXX has no present plans that will require material capital expenditures for any of EXX’s businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations.

EXX believes the effects of inflation will not have a material effect on its future operations.

Critical Accounting Policies

EXX has prepared its consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required EXX to make estimates, judgments and assumptions that affected the amounts EXX reported. Note 1 of Notes to Consolidated Financial Statements contains the significant accounting principles used to prepare EXX’s consolidated financial statements.

EXX has identified certain critical accounting policies that required EXX to make assumptions about matters that were uncertain at the time of our estimates. Had different estimates and assumptions been used, the amounts recorded could have been significantly different. Additionally, actual results that would have a material effect on EXX’s accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of EXX’s consolidated financial statements are listed below.

Inventories. Certain of EXX’s inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of EXX’s inventories is valued at the lower of cost, on the first-in, first-out (“FIFO”) method, or market. EXX periodically assesses this inventory for obsolescence and potential excess by reducing the difference between the cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. If market conditions or future demand are less favorable than EXX’s current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on EXX’s reported results in the period the adjustments are made.

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

Intangible Assets. Intangible Assets are being amortized over their estimated useful or economical lives and include provisions for patents, customer lists and customer relationships. Please see Note 2 to EXX’s Consolidated Financial Statements for further explanation.

Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected discounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. Please refer to Note 5 to EXX’s Consolidated Financial Statements for an explanation of impairment charges in 2005 and 2004.

Pension Accounting. The Company utilizes certain assumptions in the actuarially determined values of its periodic pension cost and pension benefit obligation. Such assumptions include the discount rate of 6.00% and the expected rate of return on plan assets of 8.75%, which are used in determining the periodic pension cost. Please refer to Note 12 to EXX’s Consolidated Financial Statements for an explanation of the pension accounting as well as the related current charges and credits.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

EXX’s cash and cash equivalent investments are in short term money market investments, U.S. Treasury Money Market investments, Government Agency obligations and commercial paper. They are subject to limited interest rate risks. A 10% change in interest rates would not have a material effect on EXX’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules required by this Item may be found beginning with the index page on page F-1 immediately following the signature page and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls And Procedures

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant’s disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B.	Other Information

On January 30, 2006, the Newcor Board of Directors renewed Mr. Segal’s employment agreement with Newcor for the three year period ending January 30, 2009. On the same date, the EXX Compensation Committee approved the renewal of the employment agreement. The terms of Mr. Segal’s Newcor employment agreement and the modification for renewal procedures are described in Mr. Segal’s Employment Agreement dated September 1, 2001 and the Addendum to Employment Agreement dated January 31, 2003 which are incorporated by reference to the Newcor Form 10 Q Report dated September 30, 2001 and the EXX Form 10Q Report dated September 30, 2003, respectively.

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

Name	Principal Occupation, Positions with the Company

Jerry Fishman (1) Age-57 - Director Continuously since 1984	Director and Vice President of The Fishman Organization Inc. Director of Newcor

Norman H. Perlmutter (2) Age- 64 - Director Continuously since 1984	CPA, private practice Director of Newcor

Frederic Remington (3) Age-76 - Director Continuously since 1984	Retired Director of Newcor

David A. Segal (4) Age-66 - Director Continuously since 1984	Chairman, CEO and CFO of EXX Chairman and CEO of Newcor

(1)	Mr. Fishman serves on the Company’s Audit Committee, Compensation Committee, Stock Option Committee and Nomination and Corporate Governance Committee.

(2)	Mr. Perlmutter serves on the Company’s Audit Committee, Compensation Committee and Stock Option Committee.

(3)	Mr. Remington served as Chairman of the Board and Vice President of Peerless Tube Co., a manufacturer of aerosol cans and collapsible metal tubes, for over five years before retiring in late January 2003. Mr. Remington serves on the Company’s Audit Committee, Compensation Committee, Stock Option Committee and Nominating and Corporate Governance Committee.

(4)	Mr. Segal has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer of EXX for more than the past five years. Previously, Mr. Segal was Chairman of the Board and Chief Executive Officer of SFM Corp.

Board Meetings and Committees

During 2005, the Company’s Board of Directors met five times. The Board has an Audit Committee, a Compensation Committee, a Stock Option Committee and a Nominating and Corporate Governance Committee. Each of the committees of the Board of Directors is comprised of non-employee directors who meet the independence requirements of the American Stock Exchange. Each director attended not less than 75% of the meetings of the Board of Directors and committees of which such director was a member in 2005. It is the Company’s policy to strongly encourage members of the Board of Directors to attend the Company’s annual meeting. At the last annual meeting, all of the then current directors were in attendance.

The Audit Committee is currently composed of Messrs. Fishman, Perlmutter and Remington, each of whom is independent as defined in the American Stock Exchange listing standards. The Audit Committee adopted a new written charter effective April 20, 2004. The Audit Committee’s tasks include meeting with the auditors to review the scope, accuracy and results of the audit, making inquiries as to the adequacy of the Company’s accounting, financial and operating controls and evaluating on an annual basis the qualification, performance and independence of the Company’s auditors. The “Audit Committee financial expert” designated by the Board of Directors is Norman Perlmutter. The Audit Committee held four meetings in 2005.

The Compensation Committee is currently composed of Messrs. Fishman, Perlmutter and Remington. The Compensation Committee recommends the compensation level of the Chief Executive Officer and other executive officers and prepares the executive compensation report included in the Company’s proxy statements. The Compensation Committee did not meet during 2005.

The Stock Option Committee is composed of Messrs. Fishman, Perlmutter and Remington. The Stock Option Committee recommends the granting of stock options to executive officers as deemed appropriate. The Stock Option Committee did not meet in 2005.

The Nominating and Corporate Governance Committee was formed in April 2004. The Committee consists of Messrs. Fishman and Remington. The Committee adopted a written charter effective at the time it was organized. The Committee assists and advises the Board of Directors with respect to identifying individuals qualified to become members of the Board of Directors and recommends to the Board the director nominees for the next annual meeting of shareholders. In addition, the Committee evaluates the overall function and performance of the Board of Directors and its committees. The Nominating and Corporate Governance Committee met once in 2005.

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

Section 16 Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, all directors, officers and beneficial owners of more than 10% of the Company’s securities have filed on a timely basis during 2005, all reports required by Section 16 (a) of the Exchange Act.

Item 11.	Executive Compensation.

The following table provides summary information concerning compensation awarded, paid or accrued by the Company to or on behalf of the executive officers of the Company for the years ended December 31, 2005, 2004, 2003.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Securities Underlying Options/SARs (#)
David A. Segal Chairman, CEO and CFO of EXX and Co-CEO, Newcor	2005 2004 2003	916,909 887,054 866,404	111,000 428,000 714,876	(1) (1) (1)	— — 2,000,000	(2)

James J. Connor (3) President, and Co-CEO, Newcor	2005 2004 2003	180,769 250,160 250,160	— 50,000 50,000		— — —

(1)	Includes a bonus accrued by Newcor of $44,000 for 2005, $367,000 for 2004 and $471,200 for 2003. Pursuant to the terms of Mr. Segal’s employment contract with Newcor this bonus cannot be paid until the $19,200,000 of Newcor’s unsecured notes outstanding are paid in full. Also includes $191,676 attributable to the market value of 250,000 shares of Class B common stock awarded to Mr. Segal in 2003.

(2)	Total includes options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock.

(3)	Mr. Connor resigned from Newcor effective September 2, 2005.

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

Executive Employment Contracts

Effective October 21, 1994, the Company entered into a 10-year executive employment agreement with Mr. Segal with an option to renew for an additional five years. Under the agreement, Mr. Segal’s base compensation is $300,000 per year with annual increases based on a Consumer Price Index formula. In addition, there is a profit bonus under which Mr. Segal will receive 5% of the consolidated pre-tax earnings of the Company. The agreement also provided an option whereby Mr. Segal could require the Company to purchase all of his common stock in the Company on the date his employment terminates, at the greater of fair market value or $10 per share (prior to adjustment). In 1997, in order to avoid the classification of the shares owned by Mr. Segal as “mezzanine” capital and the reduction to future earnings per share (or increase to future loss per share) which would result with such classification, Mr. Segal agreed to relinquish his contractual right to require the Company to purchase his shares, in exchange for options, granted in 1998, to purchase 1,900,000 Class A and 100,000 Class B shares of common stock at prices equal to, or greater than, the market value at the date of the grant. The 1998 options expired March 31, 2003. Effective April 24, 2003, Mr. Segal was granted new options to purchase 1,900,000 Class A shares and 100,00 Class B shares at an exercise price of $.89 per Class A share of common stock and $1.15 per Class B share of common stock which was the closing stock price per share on the American Stock Exchange on the grant date. These options expire on December 31, 2013. The option grant was ratified by the shareholders at the EXX INC annual meeting on May 22, 2003.

Effective September 3, 2001, Newcor entered into a 10-year executive employment agreement with Mr. Segal with subsequent additional 10-year renewals. Under the agreement, Mr. Segal’s base compensation is $500,000 per year with annual increases based on a Consumer Price Index Formula. In addition, there is a profit bonus under which Mr. Segal will receive 5% of Newcor’s pretax profit in each fiscal year. Effective January 31, 2003, under the terms of the Newcor Bankruptcy filing, Mr. Segal’s employment contract was modified to a 3-year term with subsequent 3-year renewals at the same base compensation as above plus increases on a Consumer Price Index formula using 2002 as a base. The payment of bonuses accrued under the original contract was deferred until three months after the complete payment of the $28,000,000 of the new Newcor notes. Effective January 31, 2006, Mr. Segal’s employment contract with Newcor was renewed for a 3 year period.

Effective August 9, 2000, Newcor entered into an employment agreement with James J. Connor to be President and Chief Executive Officer for a base compensation of $200,000 adjusted to $250,000 starting in 2001 plus a bonus formula to be determined by the Board of Directors. Effective January 31, 2003, under the terms of the Newcor Bankruptcy filing, Mr. Connor’s contract was modified regarding change of control definition, cancellation of Newcor stock options, and terms of the bonus arrangements to be solely determined by the Newcor Board of Directors. Mr. Connor resigned from Newcor effective September 2, 2005.

Pension Benefits

A subsidiary of the Company has a non-contributory defined benefit pension plan for salaried employees, which was “frozen” by action of the Board of Directors in 1988. Monthly benefits payable at age 65 are equal to 50% of final average earnings, less 75% of the primary Social Security benefit. “Final average earnings” is the average of the highest consecutive five of the last ten years ended December 31, 1987, and monthly benefits are reduced pro rata for each full year of service less than 30. Benefits are paid on a straight-life annuity basis or in an optional form, which is actuarially equivalent to a life annuity.

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

With 20 years of service, Mr. Segal is the only executive officer of the Company currently credited under the plan. The estimated final average earnings, based on annual salary and bonus, for Mr. Segal prior to reduction of Social Security Benefits are $98,300.

Newcor has a non-contributory defined benefit pension plan for salaried employees which was frozen by its Board of Directors effective December 31, 2003. Under the terms of the plan, pension benefits are determined by using 1.1% of the average monthly earnings for the highest consecutive 60-month employment, currently capped at $17,083 per month times the period of benefit service. Benefits are payable upon reaching 63 years of age. Mr. Segal is the only executive officer participating under the plan. Mr. Connor is currently fully vested and will receive a pension of approximately $7,200 per year upon reaching 63 years of age. Mr. Segal will be fully vested in August 2006 and will be eligible to receive a pension of approximately $4,700 per year at that time.

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

At December 31, 2005, there were no options outstanding to purchase shares of Class A common stock for grant under the 1994 Stock Option Plan. The plan terminated in 2004 and was not renewed.

Fiscal Year-End Option Values

The following table sets forth information with respect to the number of exercisable and unexercisable stock options at December 31, 2005, as well as the value of such stock options having an exercise price lower than the last reported trading price on December 31, 2005 (“in-the-money” options) held by the executive officers named in the Summary Compensation Table. The executive officers named in the Summary Compensation Table did not exercise any stock options in 2005.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End ($) (2) Exercisable/ Unexercisable
David A. Segal (1)	1,900,000 / -0- 100,000 / -0-	$2,185,000 / -0- 60,000 / -0-

(1)	Options granted to Mr. Segal in 2003 were comprised of options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock.

(2)	Based on a price per share of $2.04, the last reported sale price of the Class A common stock on December 30, 2005 and $1.75, the last reported sale price of the Class B common stock on December 30, 2005 and the exercise price per share of $.89 for the Class A common stock and $1.15 for the Class B common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and footnotes describe persons known to management to be the beneficial owners of 5% or more of each class of the Company’s common stock as well as the stockholdings of all the directors as of March 24, 2006, as reported to the Company or as contained in filings made with the Securities and Exchange Commission. Each person has sole voting and dispositive power over the shares indicated as being beneficially owned below.

	Number of Shares of Common Stock Beneficially Owned				Percent of Outstanding Common Stock Beneficially Owned
Name	Class A		Class B		Class A	Class B
Jerry Fishman – Director	1,900		100		*	*
Norman H. Perlmutter – Director	3,800		200		*	*
Frederic Remington – Director	1,900		100		*	*
David A. Segal , Director, CEO and CFO EXX INC 1350 East Flamingo Road, Suite 689 Las Vegas, Nevada 89119	5,457,582	(1)	524,678	(1)	44.33%	54.76%
All executive officers and directors of the Company as a group (4 persons)	5,465,182		525,078		44.39%	54.80%
Laura L. Bradley (2) (4) P.O. Box 12654 Charlotte, North Carolina 28220	1,036,450		69,750		9.95%	8.13%
Lisa M. Bethune (3) (4) 301 Newbury St., #252 Danvers, Massachusetts 01923	1,100,327		69,750		10.57%	8.13%

*	Less than 1%

(1)	Includes options to purchase 1,900,000 Class A shares and 100,000 Class B shares of common stock granted by the Company.

(2)	All information regarding Ms. Bradley is based on (a) Amendment to Schedule 13 G/A, relating to Class A common stock, filed with the Securities and Exchange Commission (“SEC) on February 14, 2006 and (b) Amendment to Schedule 13G, relating to Class B common stock, filed with the SEC on August 30, 2000.

(3)	All information regarding Ms. Bethune is based on (a) Schedule elating to Class A common stock, filed with the SEC on August 11, 2000, (b) Schedule 13G, relating to Class B common stock, filed with the SEC on August 11, 2000, and (c) Form 4, relating to Class A common stock, filed with the SEC on July 15, 2005.

(4)	Ms. Bradley and Ms. Bethune are both daughters of David A. Segal. Mr. Segal disclaims beneficial ownership of any stock owned by Ms. Bradley and Ms. Bethune.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

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

In connection with Newcor’s bankruptcy reorganization as of January 2003, Mr. Segal, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, purchased the claims or rights of certain parties with respect to approximately $2,400,000 aggregate principal amount of unsecured senior notes issued by the Company’s Newcor subsidiary (“Newcor Notes”). During the fourth quarter of 2004, Mr. Segal purchased approximately $594,000 aggregate principal amount of Newcor Notes from the holders thereof. In January 2005, Mr. Segal purchased an additional $5,000,000 aggregate principal amount of Newcor Notes from the holders thereof. In December 2005, Mr. Segal purchased an additional $1,700,000 aggregate principal amount of Newcor Notes from the holders thereof. At December 31, 2005, Mr. Segal, directly or through entities he controls held approximately $9,700,000 or 50% of the outstanding principal amount of Newcor notes. During 2005, Mr. Segal received interest payments from Newcor of approximately $450,000.

Item 14.	Principal Accountant Fees and Services.

Rothstein, Kass & Company, P.C., the Company’s independent public accountants for 2005, have also been selected as such for the Company’s current fiscal year.

The following table presents fees for professional audit services rendered by Rothstein, Kass & Company, P.C. for the audit of the Company’s annual consolidated financial statements, and fees billed for other services rendered for the fiscal years shown.

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Audit Fees (1)	$225,000	$216,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	38,000	34,000
All Other Fees (4)	—	—

Total	$263,000	$250,000

(1)	Audit Fees consist of fees rendered for professional services for the audit of the Company’s consolidated financial statements included in our Forms 10-K and review of unaudited financial information included in our Forms 10-Q during the years ended December 31, 2005 and 2004 and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees rendered for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax planning and compliance work in connection with acquisitions.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

The Audit Committee of the Board of Directors has established a policy requiring the approval of all audit engagement fees and terms and the pre-approval of all non-audit services provided to the Company. The policy prohibits the Audit Committee from delegating to management the committee’s responsibility to pre-approve permitted services of our independent public accountants.

During 2005, the Audit Committee pre-approved non-audit services related to tax compliance. The Audit Committee pre-approved 100% of the fees for services covered under the captions “Audit Related Fees,” and “Tax Fees,” for fiscal years 2004 and 2005.

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

Date: March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JERRY FISHMAN
Jerry Fishman, Director

Date: March 24, 2006

By:	/s/ NORMAN H. PERLMUTTER
Norman H. Perlmutter, Director

Date: March 24, 2006

By:	/s/ FREDERIC REMINGTON
Frederic Remington, Director

Date: March 24, 2006

By:	/s/ DAVID A. SEGAL
David A. Segal, Chief Executive Officer Chief Financial Officer Chairman of the Board and Director

Date: March 24, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXX Inc and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial statement schedule listed in accompanying index. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey

March 3, 2006

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$6,478,000	$13,048,000
Accounts receivable, less allowances of $375,000 and $249,000 in 2005 and 2004, respectively	21,508,000	20,266,000
Inventories	12,462,000	13,041,000
Other current assets	1,205,000	1,555,000
Deferred tax asset	2,011,000	1,451,000

Total current assets	43,664,000	49,361,000

Property and equipment, net	26,327,000	26,559,000

Other assets
Goodwill	6,921,000	9,977,000
Intangible assets, net	2,816,000	3,882,000
Other	1,264,000	1,193,000

	11,001,000	15,052,000

	$80,992,000	$90,972,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$1,632,000	$2,322,000
Accounts payable and other current liabilities	15,904,000	17,520,000
Income taxes payable	29,000	359,000

Total current liabilities	17,565,000	20,201,000

Long-term liabilities
Long-term debt, less current portion	7,623,000	21,211,000
Long-term debt, related party	9,721,000	3,000,000
Post-retirement benefits, other than pension	3,266,000	3,345,000
Pension liability and other	6,495,000	6,919,000
Deferred tax liability	16,296,000	16,973,000

	43,401,000	51,448,000

Minority interest		121,000

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 12,061,607 shares issued and outstanding	121,000	121,000
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 874,693 shares issued and outstanding	9,000	9,000
Capital in excess of par value	2,859,000	2,859,000
Accumulated other comprehensive loss	(326,000)	(269,000)
Retained earnings	18,349,000	17,468,000
Less treasury stock, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at cost	(986,000)	(986,000)

Total stockholders’ equity	20,026,000	19,202,000

	$80,992,000	$90,972,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2005	2004	2003
Net sales	$147,337,000	$143,548,000	$135,474,000
Cost of sales	131,002,000	121,994,000	110,348,000

Gross profit	16,335,000	21,554,000	25,126,000

Selling, general and administrative expenses	12,849,000	14,998,000	15,107,000
Impairment charge on long-lived assets	1,418,000	4,523,000

	14,267,000	19,521,000	15,107,000

Operating income	2,068,000	2,033,000	10,019,000

Other income (expenses)
Interest expense	(1,622,000)	(1,917,000)	(2,149,000)
Interest income	360,000	201,000	30,000
Other income (expense)	(141,000)	64,000	206,000
Gain on forgiveness of debt	1,200,000	2,520,000
Minority interest in income of consolidated subsidiary	(12,000)	(7,000)	(53,000)

	(215,000)	861,000	(1,966,000)

Income from continuing operations before income taxes	1,853,000	2,894,000	8,053,000
Income taxes	972,000	1,390,000	2,812,000

Income from continuing operations	881,000	1,504,000	5,241,000
Discontinued operations:
Income from discontinued operations of subsidiary, net of income taxes of $296,000			576,000

Net income	$881,000	$1,504,000	$5,817,000

Basic net income per common share:
Income from continuing operations	$0.08	$0.13	$0.47
Income from discontinued operations			0.05

Net income	$0.08	$0.13	$0.52

Assuming dilution net income per common share:
Income from continuing operations	$0.07	$0.12	$0.43
Income from discontinued operations			0.05

Net income	$0.07	$0.12	$0.48

Weighted average shares outstanding
Basic	11,270,000	11,270,000	11,192,000

Diluted	12,396,000	12,467,000	12,253,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total	Comprehensive Income (Loss)
	Class A	Class B
Balances, January 1, 2003	$121,000	$6,000	$2,670,000	$(237,000)	$10,147,000	$(986,000)	$11,721,000
Stock-based compensation issued to chief executive officer		3,000	189,000				192,000
Net income					5,817,000		5,817,000	$5,817,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				(39,000)			(39,000)	(39,000	)(a)

Total comprehensive income								$5,778,000

Balances, December 31, 2003	121,000	9,000	2,859,000	(276,000)	15,964,000	(986,000)	17,691,000
Net income					1,504,000		1,504,000	$1,504,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				7,000			7,000	7,000	(a)

Total comprehensive income								$1,511,000

Balances, December 31, 2004	121,000	9,000	2,859,000	(269,000)	17,468,000	(986,000)	19,202,000
Net income					881,000		881,000	$881,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				(57,000)			(57,000)	(57,000	)(a)

Total comprehensive income								$824,000

Balances, December 31, 2005	$121,000	$9,000	$2,859,000	$(326,000)	$18,349,000	$(986,000)	$20,026,000

(a)	Minimum pension liability adjustment has been recorded net of tax effects of $(30,000), $5,000 and $(20,000), respectively, in 2005, 2004 and 2003.

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2005	2004	2003
Cash flows from operating activities
Net income	$881,000	$1,504,000	$5,817,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,589,000	7,600,000	7,408,000
Deferred income taxes	480,000	25,000	2,248,000
Impairment charge on long-lived assets	1,418,000	4,523,000
Gain on forgiveness of debt	(1,200,000)	(2,520,000)
Pension curtailment gain		(448,000)
Common stock issued as compensation			192,000
Minority interest in income of consolidated subsidiary	12,000	7,000	53,000
Loss on abandonment of property and equipment	371,000	142,000	40,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	158,000	(2,338,000)	3,884,000
Inventories	1,829,000	(589,000)	89,000
Other current assets	350,000	156,000	854,000
Refundable income taxes		196,000	(196,000)
Other assets	(71,000)	521,000	(609,000)
Accounts payable and other current liabilities	(1,616,000)	1,769,000	(5,325,000)
Income taxes payable	(330,000)	359,000	(316,000)
Post-retirement benefits, other than pension and pension liability and other	(589,000)	(248,000)	(2,416,000)

Net cash provided by operating activities	8,282,000	10,659,000	11,723,000

Cash flows from investing activities
Purchases of property and equipment	(5,663,000)	(874,000)	(5,228,000)
Proceeds from sale of property and equipment	205,000
Purchase of Newcor minority interest	(133,000)
Payment for acquisition of assets (See Note 3)	(3,650,000)
Proceeds from sale of discontinued operations			2,550,000
Excess of cash acquired net of cash expended in acquisition of Newcor, Inc.			935,000

Net cash used in investing activities	(9,241,000)	(874,000)	(1,743,000)

Cash flows from financing activities
Payments on long-term debt	(5,611,000)	(8,793,000)	(10,462,000)
Proceeds from equipment financing and term loans			2,588,000
Investment in subsidiary by minority shareholders			61,000

Net cash used in financing activities	(5,611,000)	(8,793,000)	(7,813,000)

Net increase (decrease) in cash and cash equivalents	(6,570,000)	992,000	2,167,000
Cash and cash equivalents, beginning of year	13,048,000	12,056,000	9,889,000

Cash and cash equivalents, end of year	$6,478,000	$13,048,000	$12,056,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2005	2004	2003
Supplemental disclosures of cash flow information, cash paid during the year for:
Interest	$1,692,000	$2,114,000	$1,444,000

Income taxes	$412,000	$1,461,000	$2,202,000

Supplemental disclosure of noncash investing and financing activity, discontinued operations sold for a note receivable	$—	$—	$250,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

EXX INC and Subsidiaries (collectively, the “Company”) operate primarily in the mechanical equipment industry and the plastics and rubber industry. The Company’s operations primarily involve the design and manufacturing of precision machined components and assemblies and custom rubber and plastic products predominately for the automotive and agricultural vehicle markets. Operations in the mechanical equipment industry also involve the design, assembly and sale of capital goods, such as electric motors and cable pressurization equipment. Operations in the plastics and rubber industry also include the importation and sale of impulse toys. The Company’s mechanical equipment products are incorporated into customers’ products or are used to maintain customers’ equipment.

2.	Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EXX INC and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenues when goods are shipped and title passes to customers. Provisions are established, as appropriate, for uncollectible accounts, returns and allowances and warranties in connection with sales.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly-liquid debt instruments with maturities of three months or less to be cash equivalents. As of December 31, 2005, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

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

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires the Company’s change in the minimum pension liability to be included in other comprehensive income (loss).

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Inventories

Certain inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of the inventories are valued at the lower of cost, on the first-in, first-out (“FIFO”) method, or market.

Impairment of Long-Lived Assets

The Company adheres to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically assesses the recoverability of the carrying amounts of long-lived assets, including goodwill and other intangible assets. A loss is recognized when expected discounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15 - 25 years
Machinery and equipment	3 - 20 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Advertising

Advertising costs are charged to operations as incurred and were $31,000, $22,000 and $75,000 for 2005, 2004 and 2003, respectively.

Research and Development Costs

The Company complies with SFAS No. 2, “Accounting for Research and Development Costs.” Expenditures for research and development are charged to operations as incurred and were $214,000, $234,000 and $233,000 for 2005, 2004 and 2003, respectively.

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

Intangible Assets

Intangible assets are amortized over their estimated useful or economic lives using the straight-line method as follows:

Patents	10 years
Customer lists	3 years
Customer relationships	5 years

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax benefits recognized from the deduction of goodwill are used to reduce the carrying value of goodwill in the financial statements as they are realized. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Pension Plans and Post Retirement Benefits, Other Than Pensions

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The revised SFAS requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosure requirements are included in Note 12.

Earnings Per Share

The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Stock-Based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

Net income as reported	$5,817,000
Deduct: total stock-based compensation expense under fair value method for awards, net of related tax effect	(629,000)

Pro forma net income	$5,188,000

Earnings per share:
Basic as reported	$0.52

Diluted as reported	$0.48

Basic pro forma	$0.46

Diluted pro forma	$0.42

Treasury Stock

Shares of Class A and B common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets. When shares are reissued, the Company uses the weighted average cost method for determining cost. The difference between the cost of shares and the issuance price is added or deducted for additional contributed capital.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of change to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is not required to adopt the provisions of SFAS No. 154 until June 1, 2006, although earlier adoption is permitted. Management is currently evaluating the provisions of SFAS No. 154.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised 2004).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will not have an impact on operating results due to the manner of the Company’s use of options as employee incentives.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions

Sellers & Josephson

On October 4, 2005, a wholly owned subsidiary of the Company acquired substantially all of the assets of Sellers & Josephson, Inc., an Englewood, New Jersey manufacturer of vinyl wall coverings. The assets were acquired through a bankruptcy court sale of assets. The assets and business acquired are being operated as a newly incorporated wholly-owned subsidiary of the Company within its Plastics and Rubber segment using the Sellers & Josephson name and the results since the acquisition date are included in the consolidated financial statements of the Company.

Newcor, Inc.

In July 2001, the Company purchased an additional 679,994 shares of Newcor Inc. (“Newcor”) common stock and $500,000 principal amount of Newcor’s 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company’s Chairman). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company’s acquisition of these additional shares, the Company accounted for its investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company’s ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of December 31, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company reduced its investment (including subordinated notes) in Newcor to zero. In February 2002, Newcor filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result of the reorganization plan approved by the creditors, these shares were of no value at December 31, 2002 and were effectively cancelled via the reorganization.

On January 31, 2003, the Plan of Reorganization of Newcor became effective and under a rights offering to stockholders, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939,000. The shares purchased by the Company constituted 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of the Company. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court for the District of Delaware. The source of funds for the Company’s purchase was cash on hand. In addition to the purchase made by the Company, certain former stockholders of Newcor purchased shares of common stock of Newcor under the rights offering. The former stockholders purchased an aggregate of 123 shares totaling $61,000 which represented 1.025%, of the aggregate purchase price and are accounted for as a minority interest in the Company’s consolidated financial statements. The primary purpose of the acquisition of Newcor was to expand the Company’s operations. Newcor designs and manufactures precision machine components and assemblies, machine tools and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems principally for the automotive and appliance industries.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions (continued)

The following condensed balance sheet reflects the assets and liabilities of Newcor at their fair market values at January 31, 2003.

Current assets	$38,274,000
Property and equipment	38,027,000
Intangibles and other assets	20,871,000

Total assets	$97,172,000

Current liabilities	$21,168,000
Long-term debt	40,215,000
Pension, post retirement and other liabilities	12,970,000
Deferred tax liabilities	16,819,000

Total liabilities	$91,172,000

Other assets include goodwill of approximately $14,592,000 and approximately $5,920,000 allocated to customer lists and patents which are being amortized over periods ranging from 3 to 10 years. Goodwill was reduced by $1,688,000, $1,688,000 and $1,899,000 to give effect to the tax benefit derived from the amortization of goodwill for income tax purposes for the years ended December 31, 2005, 2004 and 2003, respectively.

The goodwill principally arose due to the deferred tax liabilities recorded by the Company in connection with the reduction of the tax basis of Newcor subsidiaries resulting from the cancellation of debt due to the restructuring of Newcor in U.S. Federal Bankruptcy Court.

The net book values at December 31, 2005 and 2004 were $1,296,000 and $1,468,000, respectively, for patents, $1,509,000 and $2,236,000, respectively, for customer relationships and $10,000 and $178,000, respectively, for customer lists.

On July 1, 2005 (the “Effective Date”), Newcor and Transinternational Widget Corp. (“TWC”), a Delaware corporation and wholly owned subsidiary of EXX INC, were merged under the provisions of the General Corporation Law of the State of Delaware (the “Merger”). Pursuant to the Merger, TWC merged with and into Newcor, with Newcor as the surviving corporation, and each issued and outstanding share of Newcor common stock was converted into the right to receive an amount in cash equal to $1,088, which amount represents the book value of said share of Newcor as of June 30, 2005. As the result of the merger, EXX holds 100% of the issued and outstanding common stock of Newcor.

During the year ended December 31, 2005, the Company recorded an impairment charge of $1,368,000. This charge was taken against the goodwill on one of the Company’s subsidiaries in the Plastics and Rubber Segment. See Note 5 for further details.

During the year ended December 31, 2004, the Company recorded an impairment charge against goodwill in the amount of $1,028,000. This charge was taken against the goodwill on one of the Company’s subsidiaries in the Mechanical Equipment segment. See Note 5 for further details.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Discontinued operations

The purchase of Newcor, Inc. resulted in the Company having a debt leverage ratio which exceeded the level that management historically had accepted. The short-term strategy was to reduce the debt level and refinance the exit financing to more favorable terms. As part of that strategy management considered a variety of options, one of which included divestitures. The directors of the Company were given an unsolicited offer by the management of the operation divested, and after further negotiations on terms, accepted the negotiated purchase offer. The divested operation produced various rubber and plastic automotive components manufactured through rotational casting, dip molding and slush casting processes.

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

5.	Impairment of long-lived assets

The Company has determined that a charge to earnings of approximately $1,368,000 related to the impairment of goodwill and $50,000 related to the impairment of fixed assets of subsidiaries in the Plastics and Rubber segment was required during the fourth quarter of 2005. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management performed an impairment analysis on all long lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the fourth quarter of 2005.

During the year ended December 31, 2004, the Company determined that a charge to earnings of approximately $4,523,000 related to the impairment of certain assets of a subsidiary in the Mechanical Equipment segment was required during the fourth quarter of 2004. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” management performed an impairment analysis on all long lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the fourth quarter of 2004.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Inventories

Inventories consist of the following at December 31, 2005 and 2004:

	2005	2004
Raw materials	$7,072,000	$6,973,000
Work-in-progress	572,000	2,628,000
Finished goods	4,818,000	3,440,000

	$12,462,000	$13,041,000

Inventories stated on the LIFO method amounted to $1,429,000 and $196,000 at December 31, 2005 and 2004, respectively, which amounts are below replacement cost by approximately $895,000 and $357,000 at December 31, 2005 and 2004, respectively.

During 2005, net income was positively affected by $112,000 as a result of using the LIFO method. During 2004 and 2003, net income was not materially affected as a result of using the LIFO method.

7.	Property and equipment

Property and equipment consists of the following at December 31, 2005 and 2004:

	2005	2004
Land	$1,569,000	$1,569,000
Buildings and improvements, including $1,614,000 under a capital lease at December 31, 2004	12,381,000	14,355,000
Machinery and equipment	35,019,000	30,757,000

	48,969,000	46,681,000
Less accumulated depreciation and amortization, including $717,000 under a capital lease in 2004	22,642,000	20,122,000

	$26,327,000	$26,559,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Intangible assets

Intangible assets consist of the following at December 31, 2005 and 2004:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$1,719,000	$423,000	$1,795,000	$327,000
Customer lists	500,000	490,000	500,000	322,000
Customer relationships	3,625,000	2,115,000	3,625,000	1,389,000

	5,844,000	$3,028,000	5,920,000	$2,038,000

Accumulated amortization	3,028,000		2,038,000

Net intangible assets	$2,816,000		$3,882,000

Amortization expense for the years ended December 2005, 2004 and 2003 was $1,066,000, $1,064,000 and $974,000, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2005 is as follows:

Year ending December 31,
2006	$908,000
2007	897,000
2008	232,000
2009	172,000
2010	172,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debt

Long-term debt at December 31, 2005 and 2004 is comprised of the following:

	2005	2004
Promissory notes with monthly payments of approximately $82,000, including interest at various rates ranging from 6.00% - 7.00% per annum, through February 2009, collateralized by certain equipment of Newcor and its subsidiaries	$2,211,000	$3,022,000
Unsecured senior notes (a)	16,000,000	22,000,000
Note payable with monthly payments of approximately $4,000, including interest at 4% per annum, through September 2015, collateralized by substantially all of the assets of a subsidiary (b)	394,000	394,000
Note payable with monthly payments of approximately $2,000, including interest at 4% per annum, through December 2023, collateralized by substantially all of the assets of a subsidiary (b)	371,000	371,000
Capital lease obligation of a subsidiary (b)		746,000

	18,976,000	26,533,000
Less current portion	1,632,000	2,322,000

	$17,344,000	$24,211,000

Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31,
2006	$1,632,000
2007	928,000
2008	357,000
2009	59,000

(a)	Newcor and its subsidiaries entered into an agreement with various unsecured debtors as a result of the Plan of Reorganization (the “Unsecured Notes”). The Unsecured Notes bear interest at 6% in the first 5 years and 7% in the last five years of these ten-year notes. Annual amortization is based on excess cash flow as defined in the indenture but is generally calculated as earnings before income taxes plus depreciation and amortization less capital expenditures up to a maximum of $5,000,000, less cash paid for taxes, less term debt reductions.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debt (continued)

The balance remaining after amortization based on the excess cash flow is due upon maturity of the notes on January 31, 2013. No principal payments were required on the Unsecured Notes for the years ended December 31, 2005 and 2004.

During the fourth quarter of 2005, the Company purchased $3,200,000 principal amount of the Unsecured Notes for a purchase price of $2,560,000. In addition, Newcor purchased $2,800,000 principal amount for a purchase price of $2,240,000. The gain on forgiveness of debt of $1,200,000 was recorded as other income during the year ended December 31, 2005. The $2,800,000 of notes purchased by Newcor were cancelled by the Trustee and were not considered outstanding at the end of 2005.

During the fourth quarter of 2004, Newcor purchased $6,000,000 principal amount of the Unsecured Notes for a purchase price of $3,480,000. The gain on forgiveness of debt of $2,520,000 was recorded as other income during the year ended December 31, 2004. The $6,000,000 of Unsecured Notes were cancelled by the Trustee and were not considered outstanding at the end of 2004.

As of December 31, 2004 the Company’s Chairman had purchased approximately $3,000,000 principal amount of the Unsecured Notes. During 2005, the Chairman (either personally or through entities controlled by the Chairman) purchased an additional $6,721,000 principal amount of the Unsecured Notes, giving the Chairman ownership of approximately 50% of the total outstanding principal amount of the Unsecured Notes. For the year ended December 31, 2005, the Chairman received interest payments of approximately $450,000 from Newcor from the outstanding Unsecured Notes owned by him.

(b)	These notes and capital lease obligation are the obligations of one of the Company’s subsidiaries. These notes and capital lease obligation were in default at December 31, 2005 and 2004 because the subsidiary is unable to make the required payments due to a lack of adequate cash flow. There are cross default provisions, covering only this subsidiary, in the capital lease obligation triggered by the default on the notes. There are no cross default provisions relating to the notes and / or the capital lease obligations which affect any of the other debt obligations. This debt is non-recourse to the Company.

During 2005 an agreement to terminate the capital lease of the Handi-Pac subsidiary was signed retroactive to December 31, 2004. A new five month lease which expired on May 31, 2005 replaced the old lease. The consolidated financial statements reflect the terms of the above agreements including writing off the capital lease and its related assets which resulted in a loss of approximately $371,000.

Bank Facility

In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement allows for $2,100,000 of available borrowings with reducing availability based upon an equal monthly amortization over three years net of a $700,000 outstanding line of credit, none of which was outstanding at December 31, 2005. The borrowings are secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $2,211,000 of equipment notes.

The Unsecured Notes and the Credit Agreement with National City Bank in note 9(a) above, have cross default provisions to other indebtedness of Newcor, Inc. as defined in their respective agreements. There are no other cross default provisions relative to any of the other Newcor subsidiaries.

Newcor was in compliance with all bank covenants at December 31, 2005.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004
Trade accounts payable	$7,923,000	$8,679,000
Warranty	152,000	124,000
Payroll and related costs	3,317,000	3,872,000
Customer deposits	270,000	754,000
Commissions payable	374,000	404,000
Refundable purchase discounts	477,000	621,000
Other	3,391,000	3,066,000

	$15,904,000	$17,520,000

11.	Income taxes

The provision for income taxes consists of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Current
Federal	$165,000	$1,096,000	$262,000
State	327,000	264,000	302,000

	492,000	1,360,000	564,000
Deferred
Federal	480,000	30,000	2,248,000

	$972,000	$1,390,000	$2,812,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income taxes (continued)

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2005	2004	2003
	%	%	%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	11.7	4.8	3.4
Manufacturer’s deduction	(2.6)
Permanent timing difference attributable to impairment charge on goodwill	25.0	9.7
Permanent timing difference attributable to charitable contributions	(8.0)
Other	(7.6)	(2.4)	(2.2)

Effective income tax rate	52.5	46.1	35.2

	2005	2004
Deferred tax assets
Allowance for doubtful accounts, warranty and notes receivable	$192,000	$175,000
Equity in loss of Newcor	1,068,000	1,068,000
Inventories	519,000	232,000
Pension and post retirement obligations	3,150,000	3,351,000
Accrued liabilities and other	1,300,000	1,044,000

	6,229,000	5,870,000
Valuation allowance	(1,068,000)	(1,068,000)

	$5,161,000	$4,802,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income taxes (continued)

	2005	2004
Deferred tax liabilities
Accumulated DISC earnings	$(638,000)	$(583,000)
Property and equipment	(2,187,000)	(2,670,000)
Intangible assets	(957,000)	(1,100,000)
Investment in subsidiaries	(15,873,000)	(15,873,000)
Other	(209,000)	(98,000)

	(19,864,000)	(20,324,000)

Deferred tax liability, net	$(14,285,000)	$(15,522,000)

The amounts are recorded in the consolidated balance sheets as follows:

	2005	2004
Deferred tax asset, current	$2,011,000	$1,451,000
Deferred tax liability	(16,296,000)	(16,973,000)

	$(14,285,000)	$(15,522,000)

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

The Company’s funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act (ERISA) of 1974. Effective January 1, 1988, one of the plans was curtailed through an amendment to freeze benefits and future participation. Effective December 31, 2003 most of the benefits under the largest plan were curtailed through an amendment to freeze benefits and future participation for most employees.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

Net periodic pension cost for the Company-sponsored plans is as follows:

	2005	2004	2003
Service cost	$65,000	$343,000	$905,000
Interest cost	2,466,000	2,491,000	2,499,000
Expected return on plan assets	(3,053,000)	(3,000,000)	(2,645,000)
Curtailment gain		(448,000)
Amortization of unrecognized prior service cost			250,000
Amortization of unrecognized losses	35,000	28,000	321,000

Net periodic pension cost (income)	$(487,000)	$(586,000)	$1,330,000

The following table sets forth the changes in benefit obligations for the years ended December 31, 2005 and 2004 for the Company-sponsored defined benefit pension plans:

	2005	2004
Projected benefit obligation, beginning of the year	$42,217,000	$40,569,000
Projected benefit obligation assumed from Newcor acquisition
Service cost	65,000	343,000
Interest cost	2,466,000	2,491,000
Actuarial loss	2,775,000	1,475,000
Curtailment gain		(448,000)
Benefits paid	(3,281,000)	(2,213,000)

Projected benefit obligation, end of year	$44,242,000	$42,217,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

The following table sets forth the change in plan assets for the years ended December 31, 2005 and 2004 for the Company-sponsored defined benefit pension plans:

	2005	2004
Fair value of plan assets at prior measurement date	$36,327,000	$34,646,000
Actual return on plan assets	3,931,000	3,858,000
Employer contributions		36,000
Benefits paid	(3,281,000)	(2,213,000)

Fair value of plan assets at current measurement date	$36,977,000	$36,327,000

The funded status for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Funded status	$(7,265,000)	$(5,890,000)
Unrecognized net actuarial gain (loss)	1,146,000	(628,000)

Net amount recognized	$(6,119,000)	$(6,518,000)

Amounts recognized in the consolidated balance sheets consist of the following:

	2005	2004
Prepaid benefit cost	$376,000	$401,000
Accrued benefit cost	(6,495,000)	(6,919,000)

Net amount recognized	$(6,119,000)	$(6,518,000)

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

Weighted average assumptions used to determine benefit obligations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Discount rate	6.0%	6.0%	6.25%
Rate of compensation increase	0%	0%	2%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Discount rate	5.8%	6.3%	6.75%
Expected long-term rate of return on plan assets	8.7%	8.7%	9%
Rate of compensation increase	0%	0%	2%

The accumulated benefit obligation for all defined benefit pension plans was $44,242,000 and $42,217,000 at December 31, 2005 and 2004, respectively.

The weighted average asset allocations of the Company’s pension plans at December 31, 2005 and 2004 are as follows:

	2005	2004
Debt Securities	32%	37%
Equity Securities	65%	61%
Annuities and other	3%	2%

	100%	100%

The Company does not expect to make a contribution to its pension plans during the year ending December 31, 2006.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

The Company expects to make benefit payments for each of the next five years as follows:

Year ending December 31,
2006	$2,799,000
2007	2,838,000
2008	2,845,000
2009	2,882,000
2010	2,935,000

The Company’s investment strategies and policies require that the plans assets be invested in a blend of equity stocks or funds and fixed income bonds or bond funds. Cash or cash equivalents are to be minimal but sufficient to service the liquidity needs of the plans. Target allocations require that 40% of total assets be invested in fixed income related assets and 60% be invested in equity related investments. These targets did not change during the year ended December 31, 2005. The Company’s investment advisor rebalances the asset allocation if the actual asset holdings vary by more than 5% of the target policy.

In order to achieve the long-term investment return on plan assets assumption of 8.7%, the Company has determined that an asset allocation with greater concentration in the equities market will be required. Historically, equity investments average returns that exceed the Company’s assumption, but are more volatile than fixed income investments. Fixed income investments tend to be more stable from year to year but earn investment returns less than the equity investments. The Company’s targeted long-term expectation of fixed income investments is 6% to 7% and equity investments are targeted to earn 10% to 11%.

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

13.	Stock option plan

In 1994, the Company’s Board of Directors adopted and the stockholders approved the EXX INC 1994 Stock Option Plan (the “Plan”), which provided for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, and for the issuance of non-qualified stock options (not intended to qualify under Section 422 of the Code). Pursuant to the Plan, 5,000,000 shares of Class A common stock were reserved for issuance upon the exercise of options to officers, directors, employees and consultants of the Company as either incentive and/or non-qualified options.

At December 31, 2005, there were no options outstanding to purchase shares of Class A common stock for grant under the 1994 Stock Option Plan. The Plan was terminated in 2004 and was not renewed.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Stock option plan (continued)

The status of the Company’s stock options are summarized below:

	Options		Per Share Exercise Price	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2002	2,250,000	(a)	$0.65 - $1.00	$0.74
Options expired in 2003	(2,250,000)		$0.65 - $1.00	$0.74
Options issued in 2003	2,000,000	(b)	$0.89 - $1.15	$0.90

Outstanding and exercisable at December 31, 2005, 2004 and 2003	2,000,000		$0.89 - $1.15	$0.90

(a)	Includes options to purchase 2,150,000 shares of Class A common stock and 100,000 shares of Class B common stock under the Plan.

(b)	Includes options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock, as a performance award, exercisable at grant date and expire in 2013.

In addition to the options issued as a performance award to the CEO in (b) above in 2003, the Board of Directors approved and the shareholders ratified the issuance of 250,000 shares of Class B common stock to the CEO. The Company recorded compensation expense of $192,000 for these shares in the year ended December 31, 2003.

14.	Commitments and contingencies

Leases

The Company leases certain office and plant facilities and manufacturing equipment under non-cancelable operating leases expiring through April 2014 and one lease under a month-to month agreement.

Future minimum lease payments under these leases are as follows:

Year ending December 31,
2006	$1,468,000
2007	1,336,000
2008	1,081,000
2009	862,000
2010	207,000
Thereafter	828,000

Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $796,000, $476,000 and $395,000, respectively.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Commitments and contingencies (continued)

Employment Agreements

The Company has employment agreements with an officer, who is a principal stockholder, for a minimum annual salary totaling $895,000, adjusted annually for increases in the Consumer Price Index, plus bonus based on the Company’s earnings. The agreements expire during 2009.

Litigation

Newcor is the subject of two labor actions relating to contract bargaining with the UAW at its Bay City Division. One action is currently on appeal to the Sixth Circuit Court of Appeals. That appeal relates to an NLRB order that, in part, requires Newcor to reinstate its former collective bargaining agreement and to make affected employees whole for any losses sustained as a result of the implementation of Newcor’s final contract offer. The other action relates to an unfair labor practice charge filed by the UAW alleging purported violations of federal labor law by the Bay City Division following the implementation of the final contract offer. This action is being investigated by the NLRB Region 7. Newcor is vigorously defending both actions. The outcome of either case cannot be currently determined. In addition, the Company is a party to various other legal matters. In the opinion of management, these legal matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.	Segment information

The Company complies with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Management has identified two reportable business segments based on the type of products and services provided; Mechanical Equipment and Plastic and Rubber. The Mechanical Equipment segment comprises that business of the company that generally involves the fabrication of products from metal based materials. Such products include machined production components and assemblies utilized by our customers in their finished products, or equipment used by customers for their own fabrication or assembly of products. Products manufactured by this segment include automotive axles, transmission shafts, differential pins, heavy-duty engine rocker arms, and assembled specialty equipment, as well as electric motors and cable pressurization equipment.

The Plastics and Rubber segment is comprised of operations that utilize a variety of plastic and rubber based compounds to either produce components or market end products to this segment’s customer base. This segment fabricates production parts to the automotive industry in a variety of interior molding and under-the-hood applications and also includes the importation and sale of impulse toys.

The accounting policies of the Company’s operating segments are the same as those presented in Note 2. There are no inter-segment sales. Each segment is managed according to the products, which are provided to the respective customers and information is reported on the basis of reporting to the Company’s chief operating decision maker.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

Operating segment information for 2005, 2004, and 2003 is summarized as follows:

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2005
Net sales	$126,827,000	$20,510,000	$—	$147,337,000

Income (loss) from continuing operations before income taxes	$2,305,000	$580,000	$(1,032,000)	$1,853,000

Assets (at year end)	$42,406,000	$13,482,000	$25,104,000	$80,992,000

Depreciation and amortization	$4,866,000	$657,000	$1,066,000	$6,589,000

Capital expenditures	$5,576,000	$1,087,000	$—	$6,663,000

2004
Net sales	$121,036,000	$22,512,000	$—	$143,548,000

Income (loss) from continuing operations before income taxes	$2,827,000	$3,735,000	$(3,668,000)	$2,894,000

Assets (at year end)	$40,506,000	$13,427,000	$37,039,000	$90,972,000

Depreciation and amortization	$5,118,000	$779,000	$1,703,000	$7,600,000

Capital expenditures	$840,000	$34,000	$—	$874,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2003
Net sales	$112,187,000	$23,287,000	$—	$135,474,000

Income (loss) from continuing operations before income taxes	$9,987,000	$2,911,000	$(4,845,000)	$8,053,000

Assets (at year end)	$47,119,000	$15,107,000	$38,839,000	$101,065,000

Depreciation and amortization	$4,506,000	$1,194,000	$1,708,000	$7,408,000

Capital expenditures	$5,009,000	$134,000	$85,000	$5,228,000

Net sales to countries outside of the United States for the years ended December 31, 2005, 2004 and 2003 were approximately $6,997,000, $7,032,000 and $5,815,000, respectively, and were attributable primarily to sales from the Company’s Mechanical Equipment segment. There were no significant sales to any individual foreign country or region.

The Mechanical Equipment segment had sales to four major customers in 2005 that accounted for 24%, 23%, 12% and 10%, respectively, and three customers in 2004 that accounted for 27%, 15% and 15%, respectively, and two major customers in 2003 that accounted for 25% and 22%, respectively, of consolidated net sales.

In 2004, Newcor’s then largest customer, American Axle & Manufacturing, informed Newcor that certain parts currently machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by American Axle & Manufacturing. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Thus far, AXL has in-sourced one part in the third quarter of 2005 which accounted for approximately 4% of total sales to AXL. During the first quarter of 2006, AXL in-sourced two additional parts. The loss of these three parts accounts for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to American Axle & Manufacturing, under the provisions of SFAS No. 144. Based on this analysis, management has determined that as of December 31, 2005, there is no impairment on any of the long-lived assets as the discounted future cash flows of the subsidiary, directly affected by the loss of the American Axle & Manufacturing business, exceeds the net book value of its assets at December 31, 2005.

In May 2005, the Company reported that one of the subsidiaries of Newcor received purchase orders from Daimler Chrysler Corporation (“DCX”) to machine axles for two current powertrain programs. The anticipated sales would approximate a 20% increase over the Company’s then sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005 and is currently operating at contract levels.

In June, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX powertrain. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005. Based on the new contracts from DCX it is anticipated that DCX will become Newcor’s largest customer.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Selected quarterly results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$37,526,000	$37,528,000	$33,965,000	$38,318,000 (a)

Gross profit	$4,485,000	$5,149,000	$3,074,000	$3,627,000

Net income (loss)	$456,000	$718,000	$(497,000)	$204,000

Basic net income (loss) per common share:	$0.04	$0.06	$(0.04)	$0.02

Assuming dilution net income (loss) per common share	$0.04	$0.06	$(0.04)	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$36,314,000	$37,795,000	$35,140,000	$34,299,000 (b)

Gross profit	$5,457,000	$6,134,000	$4,638,000	$5,325,000

Net income (loss)	$853,000	$1,219,000	$647,000	$(1,215,000)

Basic net income (loss) per common share:	$0.08	$0.11	$0.05	$(0.11)

Assuming dilution net income (loss) per common share	$0.07	$0.10	$0.05	$(0.10)

(a)	The fourth quarter of 2005 includes debt forgiveness income of $1,200,000 and an impairment charge of $1,418,000 on long-lived assets.

(b)	The fourth quarter of 2004 includes debt forgiveness income of $2,520,000 and an impairment charge of $4,523,000 on long-lived assets.

EXX INC AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions -		Deductions from Reserves	Balance at End of Period
DESCRIPTION		Charged to income	Charged to other accounts
2005
Reserve for bad debts and allowances	$249,000	$126,000	$—	$—	$375,000

Reserve for returns and allowances	$325,000	$—	$—	$75,000	$250,000

Reserve for dispositions of inventories	$877,000	$854,000	$—	$363,000	$1,368,000

2004
Reserve for bad debts and allowances	$180,000	$69,000	$—	$—	$249,000

Reserve for returns and allowances	$342,000	$—	$—	$17,000	$325,000

Reserve for dispositions of inventories	$835,000	$150,000	$—	$108,000	$877,000

2003
Reserve for bad debts and allowances	$119,000	$18,000	$88,000	$45,000	$180,000

Reserve for returns and allowances	$444,000	$—	$—	$102,000	$342,000

Reserve for dispositions of inventories	$494,000	$118,000	$259,000	$36,000	$835,000

S-1