Form 10-Q
period 2006-03-31
EXX INC/NV/
filed 2006-05-15
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Number of shares of common stock outstanding as of May 11, 2006:

10,409,913 Class A Shares and 857,967 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1. EXX INC AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A. Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,884	$6,478
Accounts receivable, less allowances of $325 and $375, respectively	25,479	21,508
Inventories	12,049	12,462
Other current assets	1,342	1,205
Deferred tax asset	2,011	2,011

Total current assets	53,765	43,664

Property and equipment, net	25,121	26,327

Other assets
Goodwill	4,864	6,921
Intangible assets, net	2,483	2,816
Other	1,096	1,264

	8,443	11,001

	$87,329	$80,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$1,632	$1,632
Accounts payable and other current liabilities	22,523	15,904
Income taxes payable	—	29

Total current liabilities	24,155	17,565

Long-term liabilities
Long-term debt, less current portion	7,357	7,623
Long-term debt, related party	9,721	9,721
Post-retirement benefits, other than pension	3,199	3,266
Pension liability and other	6,354	6,495
Deferred tax liability	16,191	16,296

	42,822	43,401

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 10,409,913 and 12,061,607 shares issued and outstanding, respectively	104	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 857,967 and 974,693 shares issued and outstanding, respectively	9	9
Capital in excess of par value	1,886	2,859
Accumulated other comprehensive loss	(326)	(326)
Retained earnings	18,679	18,349
Less treasury stock at cost, 0 shares and 1,649,300 shares, respectively of Class A common stock and 0 shares and 16,600 shares, respectively of Class B common stock	—	(986)

Total stockholders’ equity	20,352	20,026

	$87,329	$80,992

See notes to consolidated condensed financial statements.

B. EXX INC AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Net sales	$43,095	$36,893

Cost of sales	37,396	32,500

Gross profit	5,699	4,393

Selling, general and administrative expenses	3,638	3,562
Impairment charge on long-lived assets	1,358	—

	4,996	3,562

Operating income	703	831

Other income (expenses)
Interest expense	(319)	(451)
Interest income	105	30
Other income	24	289
Gain on the sale of division of subsidiary	774	—
Minority interest in income of consolidated subsidiary	—	(4)

	584	(136)

Income from continuing operations before income taxes	1,287	695

Income taxes	964	277

Income from continuing operations	323	418

Discontinued operations:
Income from discontinued operations of division of subsidiary, net of income taxes	7	38

Net income	$330	$456

Basic net income per common share:
Income from continuing operations	$.03	$.04
Income from discontinued operations	$.00	$.00

Net income	$.03	$.04

Assuming dilution net income per common share:
Income from continuing operations	$.03	$.03
Income from discontinued operations	$.00	$.01

Net income	$.03	$.04

Weighted average common shares outstanding
Basic	11,269,952	11,270,400

Diluted	12,412,441	12,252,639

See notes to consolidated condensed financial statements.

C. EXX INC AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net income	$330	$456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,079	1,595
Deferred tax expense	317	356
Gain on the sale of division of subsidiary	(774)	—
Impairment charge on long-lived assets	1,358	—
Changes in operating assets and liabilities, net	2,496	(1,462)

Net cash provided by operating activities	5,806	945

Cash flows from investing activities
Acquisition of property and equipment, net	(873)	(517)
Proceeds from sale of fixed assets	44	19
Proceeds from the sale of division of subsidiary	1,700	—

Net cash provided (used in) investing activities	871	(498)

Cash flows from financing activities
Repayment of term loan	(266)	(198)
Purchase of treasury stock	(5)	—

Net cash used in financing activities	(271)	(198)

Net increase in cash and cash equivalents	6,406	249

Cash and cash equivalents, beginning of period	6,478	13,048

Cash and cash equivalents, end of period	$12,884	$13,297

Supplemental disclosure of cash flow information, cash paid during the period for:
Interest	$632	$719

Income taxes	$200	$100

See notes to consolidated condensed financial statements.

D. EXX INC AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation

The unaudited consolidated condensed financial statements of EXX INC (the “Company”) as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited consolidated condensed financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Note 2: Acquisition of Reorganized Newcor, Inc.

On January 31, 2003 a Plan of Reorganization of Newcor, Inc. (“Newcor”) became effective. Under a rights offering to shareholders included as part of Newcor’s Plan of Reorganization, the Company purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939. The shares purchased by the Company constituted 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of the Company.

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

Note 3: Inventories

Inventories are summarized as follows:

	March 31, 2006	December 31, 2005
Raw materials	$8,111	$7,072
Work in process	926	572
Finished goods	3,012	4,818

	$12,049	$12,462

Note 4: Long-term debt

A summary of long–term debt follows:

	March 31, 2006	December 31, 2005
Revolving credit line at 2% over Libor, currently 5.07% (a)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00% - 7.00%	1,945	2,211
Notes payable at 4% through 2015 collateralized by substantially all of the assets of a subsidiary (b)	394	394
Notes payable at 4% through 2023 collateralized by substantially all of the assets of a subsidiary (b)	371	371
Unsecured notes payable of a subsidiary, currently 6%, due 2013 (c)	16,000	16,000

Subtotal	18,710	18,976

Less current portion	(1,632)	(1,632)

Total	$17,078	$17,344

(a)	In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allows for $2,100 of available borrowings with reducing availability based upon an equal monthly amortization over three years net of a $700 outstanding letter of credit, none of which was outstanding at March 31, 2006. The borrowings are secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the equipment notes.
(b)	These notes are in default and, accordingly, have been classified as currently due. The capital lease was terminated retroactive to December 31, 2004 and was written off as part of a new lease agreement signed in April 2005. See Note 11.
(c)	At March 31, 2006, the Company’s Chairman (either personally or through entities controlled by the Chairman) owned approximately 58% of the outstanding unsecured notes.

Note 5: Earnings per share

The difference between the number of shares used to compute basic net income per share and diluted net income per share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended March 31, 2006, these shares amounted to 1,142,489 shares. For the three months ended March 31, 2005, these shares amounted to 982,239 shares.

Note 6: Impairment of long-lived assets

The Company has determined that a charge to earnings of approximately $1,252 related to the impairment of goodwill in the Plastics and Rubber segment was required during the first quarter of 2006. The Company has also determined that a charge to earnings of approximately $106 related to the impairment of its customer relationships recorded at the corporate level was required during the first quarter of 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management performed an impairment analysis on all long-lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the first quarter of 2006.

Note 7: Pension plan information

The Company is required to report the following information on an interim basis under SFAS No. 132 “Employer’s Disclosure about Pensions and Other Post Retirement Benefits-an amendment of FASB statements No. 87, 88 and 106” with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Service cost	$17	$31
Interest cost	618	617
Expected return on plan assets	(777)	(765)

Net periodic pension cost (income)	$(142)	$(117)

The Company previously disclosed in the consolidated financial statements for December 31, 2004 and 2005 it did not intend to make contributions to its plans in 2005 and 2006.

Note 8: Segment reporting

The Company is organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, machine tools as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry, toys and vinyl wall coverings.

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended March 31,
2006	$35,484	$7,611	$—	$43,095
2005	$32,388	$4,505	$—	$36,893

Operating income (loss) three months ended March 31,
2006	$1,973	$(1,178)	$(92)	$703
2005	$1,626	$198	$(993)	$831

Income (loss) from continuing operations before income taxes three months ended March 31,
2006	$2,002	$(1,055)	$340	$1,287
2005	$1,634	$391	$(1,330)	$695

The following is a listing of sales by major product group sold by the operating segments of the Company for the following periods.

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Mechanical equipment
Machined production components	$34,361	$30,599
Electric motors and cable pressurization equipment	1,123	1,789

	$35,484	$32,388

Plastics and Rubber
Manufactured, molded plastic and rubber components	$2,394	$3,185
Impulse toys and other	5,217	1,320

	$7,611	$4,505

Note 9: Lease commitments

The Company leases certain office and plant facilities and manufacturing equipment under non-cancelable operating leases expiring through April 2014 and one lease under a month-to-month agreement. Future minimum lease payments under these leases are as follows:

Year ending December 31,
2006	$1,639
2007	1,557
2008	1,302
2009	1,063
2010	406
2011	877

Note 10: Recent developments

Newcor’s largest customer, American Axle & Manufacturing, (“AXL”) informed Newcor that certain parts currently machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Thus far, AXL has in-sourced one part in the third quarter 2005, which accounted for approximately 4% of total sales to AXL. During the first quarter of 2006, AXL in-sourced two additional parts. These three parts accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of customer relationships was required as discussed in Note 6.

On January 31, 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests. The gain on the transaction is reflected in the consolidated condensed financial statements for the first quarter 2006.

Note 11: Other

On April 7, 2005, an agreement to terminate the lease of the Handi-Pac Inc. subsidiary was signed retroactive to December 31, 2004. A new five-month lease expiring May 31, 2005 replaced the old lease. The first quarter 2005 consolidated condensed financial statements have been adjusted to reflect the terms of the above agreements including writing off the capital lease and its related assets. As a result of this event, other income was credited for approximately $280 in the first quarter 2005.

In May 2005, the Company reported that one of the subsidiaries of Newcor received purchase orders from Daimler Chrysler Corporation (“DCX”) to machine axles for two current power train programs. The anticipated sales would approximate a 20% increase over the Company’s then sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005 and is currently operating at contract levels.

In June 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX power train. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005. Based on the new contracts from DCX it is anticipated that DCX will become Newcor’s largest customer.

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

Results of Operations

The Company is organized into two business segments, the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components primarily for the automotive industry, toys and vinyl wall coverings.

Sales for the first quarter of 2006 were $43,095 compared to $36,893 in 2005, a $6,202 increase. The Mechanical Equipment segment reported first quarter total sales of $35,484, which was an increase of $3,096 or 10% more than the prior year’s quarter $32,388. The increase was primarily due to increased sales in heavy-duty truck sales and specialty machining markets, partially offset by decreased sales in the automotive industry. The Plastics and Rubber segment first quarter sales were $7,611 in 2006 compared to $4,505 in 2005, a $3,106 increase. The increase in the Plastics and Rubber segment was due to increased volume in the segment as well as the Sellers and Josephson acquisition which occurred in October 2005.

Newcor’s largest customer, AXL, informed Newcor that certain parts currently machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Thus far, AXL has in-sourced one part in the third quarter 2005, which accounted for approximately 4% of total sales to AXL. During the first quarter of 2006, AXL in-sourced two additional parts. These three parts accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of customer relationships was required as discussed in Note 6.

Gross profit for the first quarter of 2006 totaled $5,699 or 13% of sales compared to $4,393 or 12% of sales for the comparable period in 2005. The Mechanical Equipment segment accounted for a gross profit of $3,836, compared to $3,517 for the comparable three-month period in 2005. Gross profit as a percentage of sales in the Mechanical Equipment segment remained the same at 11% compared to the three-month period in 2005. The Plastics and Rubber segment accounted for a gross profit of $1,863 compared to $876 for the corresponding three-month period in 2005. Gross profit as a percentage of sales increased to 25% from 19% for the comparable three-month period in 2005. The percentage increase is the result of the product mix and the increase of sales within the segment.

Selling general & administrative expenses were $3,638 for the first quarter of 2006, compared to $3,562 for the first quarter of 2005. Management continues to pursue a concerted effort to control and reduce these costs as appropriate.

Operating income for the first quarter of 2006 was $703 compared to $831 for the first quarter of 2005. Operating income in 2006 includes a $1,252 impairment charge on long-lived assets for a subsidiary in the Plastics and Rubber segment and includes a $106 impairment charge on long-lived assets recorded at the corporate level, as discussed in Note 6.

Other income for the first quarter of 2006 was $584 compared to other expenses of $136 for the first quarter of 2005. Other income in 2006 includes a gain on the sale of assets of a division of a subsidiary in the Mechanical Equipment segment totaling $774 as described in Note 10.

Interest expense for the first quarter of 2006 was $319, compared to $451 in the corresponding period of 2005. The interest reduction relates to the various payments and reductions in the debt instruments between the periods.

Net income for the first quarter of 2006 was $330 or $.03 per share basic and diluted compared to net income of $456 or $.04 per share basic and diluted in the comparable period of 2005.

Liquidity and Capital Resources

In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allows for $2,100 of available borrowings with reducing availability based upon an equal monthly amortization over three years net of a $700 outstanding letter of credit, none of which was outstanding at March 31, 2006. The borrowings are secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the equipment notes.

For the three months ended March 31, 2006, the Company generated $5,806 of cash in operating activities compared to generating $945 of cash in the corresponding period of the preceding year. For the three months ended March 31, 2006, the Company generated $871 of cash in its investment activities from the sale of a division of a subsidiary, less the cost of the acquisition of property and equipment. In the corresponding period of the preceding year, the Company utilized $498 of cash in its investment activities, principally for the acquisition of property and equipment. Cash totaling $271 was used in financing activities during the three months ended March 31, 2006 principally for the repayment of the Newcor term loan, compared to using $198 for the three months ended March 31, 2005 principally for repayment of the Newcor term loan.

At March 31, 2006, the Company reported working capital of approximately $29,610 and a current ratio of 2.2 to 1. In addition, as described in Note 4 to the consolidated condensed financial statements, the Company had $17,078 of long-term debt outstanding. The Company is obtaining its working capital needs through its existing cash balances as well as the revolving credit line totaling $2,800 described above which the Company considers to be adequate for its current working capital needs.

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

PART II. - OTHER INFORMATION

ITEM 6. Exhibits

(a.)	Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor Senior Increasing Rate Notes due 2013 Indenture.	(7)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000.	(6)

10.5	Addendum to Employment Agreement covering Newcor employment with James J. Connor.	(5)

10.6	Addendum to Change in Control Agreement covering Newcor employment with James J. Connor	(5)

10.7	Credit Agreement between Newcor and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(8)

10.8	First Amendment to 2004 Credit Agreement between Newcor and its subsidiaries and National City Bank dated March 28, 2005.	(9)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.
(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.
(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.

(4)	Incorporated by reference to Newcor Form 10-Q Report dated September 30, 2001.
(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.
(6)	Incorporated by reference to Newcor Form 10-K Report dated December 31, 2003.
(7)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.
(8)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.
(9)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: May 11, 2006	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer