Form 10-Q
period 2006-06-30
EXX INC/NV/
filed 2006-08-11
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

                                                                                                                                                  Yes  ☐    No  ☒

Number of shares of common stock outstanding as of August 10, 2006: 10,409,913 Class A Shares and 857,967 Class B Shares.

PART 1.    FINANCIAL INFORMATION

ITEM 1.     EXX INC AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   (In thousands, except share and per share amounts)

A.	Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,859	$6,478
Accounts receivable, less allowances of $440 and $375, respectively	24,906	21,508
Inventories	12,057	12,462
Other current assets	1,031	1,205
Deferred tax asset	2,011	2,011

Total current assets	52,864	43,664

Property and equipment, net	24,016	26,327

Other assets
Goodwill	4,442	6,921
Intangible assets, net	2,392	2,816
Other	348	1,264

	7,182	11,001

	$84,062	$80,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$1,632	$1,632
Accounts payable and other current liabilities	19,256	15,904
Income taxes payable	—	29

Total current liabilities	20,888	17,565

Long-term liabilities
Long-term debt, less current portion	4,161	7,623
Long-term debt, related party	11,069	9,721
Post-retirement benefits, other than pension	3,132	3,266
Pension liability and other	6,214	6,495
Deferred tax liability	16,122	16,296

	40,698	43,401

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 10,409,913 and 12,061,607 shares issued and outstanding, respectively	104	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 857,967 and 974,693 shares issued and outstanding, respectively	9	9
Capital in excess of par value	1,886	2,859
Accumulated other comprehensive loss	(326)	(326)
Retained earnings	20,803	18,349
Less treasury stock at cost, 0 shares and 1,649,300 shares, respectively of Class A common stock and 0 shares and 16,600 shares, respectively of Class B common stock	—	(986)

Total stockholders’ equity	22,476	20,026

	$84,062	$80,992

See notes to consolidated condensed financial statements.

B.	EXX INC AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three-Month Period Ended		For the Six-Month Period Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	$42,573	$36,884	$85,668	$73,777

Cost of sales	36,429	31,812	73,825	64,312

Gross profit	6,144	5,072	11,843	9,465

Selling, general and administrative expenses	3,206	3,383	6,844	6,945
Impairment charge on long-lived assets	—	—	1,358	—

	3,206	3,383	8,202	6,945

Operating income	2,938	1,689	3,641	2,520

Other income (expenses)
Interest expense	(208)	(323)	(527)	(774)
Interest income	136	43	241	73
Other income (loss)	171	(365)	195	(76)
Gain on the sale of division of subsidiary	—	—	774	—
Minority interest in income of consolidated subsidiary	—	(8)	—	(12)

	99	(653)	683	(789)

Income from continuing operations before income taxes	3,037	1,036	4,324	1,731
Income taxes	913	347	1,877	624

Income from continuing operations	2,124	689	2,447	1,107

Discontinued operations:
Income from discontinued operations of division of subsidiary, net of income taxes	—	29	7	67

Net income	$2,124	$718	$2,454	$1,174

Basic net income per common share:
Income from continuing operations	$.19	$.06	$.22	$.10
Income from discontinued operations	$.00	$.00	$.00	$.00

Net income per common share	$.19	$.06	$.22	$.10

Assuming dilution net income per common share:
Income from continuing operations	$.17	$.06	$.20	$.09
Income from discontinued operations	$.00	$.00	$.00	$.01

Net income per common share	$.17	$.06	$.20	$.10

Weighted average shares outstanding:
Basic	11,267,880	11,270,400	11,268,910	11,270,400

Diluted	12,512,828	12,229,109	12,465,897	12,245,841

See notes to consolidated condensed financial statements.

C.	EXX INC AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flow (Unaudited)

(In thousands)

	For the Six-Month Period Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net income	$2,454	$1,174
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	51	377
Depreciation and amortization	3,581	3,194
Deferred tax expense	676	711
Gain on forgiveness of debt	(200)	—
Gain on sale of division of subsidiary	(774)	—
Impairment charge on long-lived assets	1,358	—
Changes in operating assets and liabilities, net	325	2,965

Net cash provided by operating activities	7,471	8,421

Cash flows from investing activities
Acquisition of property and equipment, net	(1,157)	(2,799)
Proceeds from sale of property and equipment	69	99
Proceeds from sale of division of subsidiary	1,700	—

Net cash provided by (used in) investing activities	612	(2,700)

Cash flows from financing activities
Payments of long-term debt	(1,697)	(398)
Purchase of treasury stock	(5)	—

Net cash used in financing activities	(1,702)	(398)

Net increase in cash and cash equivalents	6,381	5,323

Cash and cash equivalents, beginning of period	6,478	13,048

Cash and cash equivalents, end of period	$12,859	$18,371

Supplemental disclosure of cash flow information, cash paid during the period for:
Interest	$662	$765

Income taxes	$200	$100

Supplemental non-cash investing and financing activities:

Cancellation of Newcor long-term debt held as an investment	$384	$—

See notes to consolidated condensed financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation

The unaudited consolidated condensed financial statements of EXX INC (the “Company”) as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited consolidated condensed financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Note 3: Inventories

Inventories are summarized as follows:

	June 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$7,304	$7,072
Work in process	443	572
Finished goods	4,310	4,818

	$12,057	$12,462

Note 4: Long-term debt

A summary of long-term debt follows:

			June 30, 2006	December 31, 2005
			(unaudited)
Revolving credit line at 2% over Libor, currently 5.45%	(a	)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00%—7.00%			1,729	2,211
Notes payable, at 4% through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	394	394
Notes payable, at 4% through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Unsecured notes payable of a subsidiary, currently 6% due 2013	(c	) (d)	14,368	16,000

Subtotal			16,682	18,976
Less current portion			(1,632)	(1,632)

Total			$15,230	$17,344

(a) In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allows for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit at June 30, 2006. This line of credit is secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the equipment notes.

(b) These notes are in default and, accordingly, have been classified as currently due. The capital lease was terminated retroactive to December 31, 2004 and was written off as part of a new lease agreement signed in April 2005. See Note 11.

(c) At June 30, 2006, the Company’s Chairman (either personally or through entities controlled by the Chairman) owned $11,069 or approximately 77% of the outstanding unsecured notes.

(d) During the second quarter of 2006, the Company acquired and retired $1,248 principal amount of the unsecured Newcor Notes at a cost of $1,048. The gain on forgiveness of debt of $200 was recorded as other income during this quarter. Also, during the second quarter of 2006, $3,680 of previously acquired notes were cancelled by the Trustee and were not considered outstanding at June 30, 2006.

Note 5: Earnings per share

The difference between the number of shares used to compute basic net income per common share and diluted net income per common share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended June 30, 2006 and June 30, 2005, these shares amounted to 1,244,948 shares and 958,709 shares, respectively. For the six months ended June 30, 2006 and 2005, these shares amounted to 1,196,987 shares and 975,441 shares, respectively

Note 6: Impairment of long-lived assets

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

Note 7: Pension plan information

The Company is required to report the following information on an interim basis under SFAS No. 132 “Employer’s Disclosure About Pensions and Other Post Retirement Benefits-An Amendment of FASB Statements No. 87, 88 and 106” with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)		(unaudited)
Service cost	$17	$31	$34	$62
Interest cost	618	617	1,236	1,234
Expected returns on plan assets	(777)	(766)	(1,554)	(1,531)
Amortization of unrecognized losses	27	18	27	18

Net periodic pension (income)	$(115)	$(100)	$(257)	$(217)

The Company previously disclosed in the consolidated financial statements at December 31, 2004 and 2005 it did not intend to make contributions to its plans in 2005 and 2006.

Note 8: Segment reporting

The Company is organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, and machine tools as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry, toys and vinyl wall coverings.

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers three months ended June 30,
2006	$35,459	$7,114	$—	$42,573
2005	$31,960	$4,924	$—	$36,884

Operating income (loss) three months ended June 30,
2006	$3,082	$669	$(813)	$2,938
2005	$2,057	$575	$(943)	$1,689

Income (loss) from continuing operations before income taxes three months ended June 30,
2006	$3,107	$644	$(714)	$3,037
2005	$2,067	$578	$(1,609)	$1,036

Note 8: Segment reporting, continued

	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Sales to unaffiliated customers six months ended June 30,
2006	$70,944	$14,724	$—	$85,668
2005	$64,349	$9,428	$—	$73,777

Operating income (loss) six months ended June 30,
2006	$5,713	$94	$(2,166)	$3,641
2005	$3,682	$773	$(1,935)	$2,520

Income (loss) from continuing operations before income taxes six months ended June 30,
2006	$5,724	$116	$(1,516)	$4,324
2005	$3,701	$969	$(2,939)	$1,731

The following is a listing of revenue by major product group sold by the operating segments of the Company for the following periods.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30 2006	June 30 2005
	(unaudited)		(unaudited)
Mechanical equipment
Machined production components	$34,340	$30,338	$68,702	$60,938
Electric motors and cable pressurization equipment	1,119	1,622	2,242	3,411

	$35,459	$31,960	$70,944	$64,349

Plastics and Rubber
Manufactured, molded plastic and rubber components	$2,328	$3,304	$4,722	$6,489
Impulse toys and other	4,786	1,620	10,002	2,939

	$7,114	$4,924	$14,724	$9,428

Note 9: Lease commitments

The Company leases certain office and plant facilities and manufacturing equipment under non-cancelable operating leases expiring through April 2014 and one lease under a month-to-month agreement. Future minimum lease payments under these leases are as follows:

Year ending December 31,
2006	$1,639
2007	1,557
2008	1,302
2009	1,063
2010	406
2011	877

Note 10: Recent developments

American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts currently machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Thus far, AXL has in-sourced one part in the third quarter 2005, which accounted for approximately 4% of total sales to AXL. During the first quarter of 2006, AXL in-sourced two additional parts. These three parts accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 6.

On January 31, 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests. The gain on the transaction is reflected in the consolidated condensed financial statements for the six months ended June 30, 2006.

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

In June 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX power train component. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005. Based on the new contracts from DCX it is anticipated that DCX will become Newcor’s largest customer.

ITEM 2.     EXX INC AND SUBSIDIARIES

                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    (In thousands, except for per share amounts)

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are, covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company’s future financial performance. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks, which may cause the Company’s actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company’s expectations include, without limitation, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, and other risks.

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

Sales for the second quarter of 2006 were $42,573 compared to $36,884 in 2005, a $5,689 increase. Sales for the six month 2006 period were $85,668 compared to $73,777 for the six month 2005 period, an $11,891 increase. The Mechanical Equipment segment reported second quarter total sales of $35,459, which was an increase of $3,499 or 11% more than the prior year’s $31,960. The increase was due to deliveries of heavy duty truck components partially offset by decreased sales in the specialty machine market. Sales for the six month 2006 period totaled $70,944 compared to $64,349 for the six month 2005 period, an increase of $6,595 or 10%. The increase was due to deliveries of heavy duty truck components and increased automotive sales markets. The Plastics and Rubber segment second quarter sales were $7,114 in 2006 compared to $4,924 in 2005, a $2,190 increase or 44%. Sales for the six month 2006 period totaled $14,724 compared to $9,428 in 2005, a $5,296 increase or 56%. The increases during both the three month and six month periods were due primarily to the inclusion of the new vinyl wall covering products acquired in October, 2005 in the sales mix offset partially by a lower demand for related automotive products.

American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts currently machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Thus far, AXL has in-sourced one part in the third quarter 2005, which accounted for approximately 4% of total sales to AXL. During the first quarter of 2006, AXL in-sourced two additional parts. These three parts accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 6.

Gross profit for the second quarter of 2006 totaled $6,144 or 14.4% of sales compared to $5,072 or 13.8 % of sales for the comparable period in 2005. For the six-month period, 2006 gross profit was $11,843 compared to $9,465 in 2005. The Mechanical Equipment segment accounted for a gross profit of $4,361 in the second quarter of 2006 compared to $3,802 for the comparable second quarter in 2005 and a gross profit of $8,199 in the first six months of 2006 compared to $7,319 for the comparable six month period in 2005. Gross profit as a percentage of sales in the Mechanical Equipment segment increased to 12.3% in 2006 from 11.9% in 2005 for the comparable three-month period and increased to 11.6% in 2006 from 11.4% in 2005 for the comparable six-month period. The Plastics and Rubber segment accounted for a gross profit of $1,783 in 2006 compared to $1,270 in 2005 for the three-month period and accounted for a gross profit of $3,644 in 2006 compared to $2,146 in 2005 for the comparable six month period. The increase in gross profit in both the three and six month periods in 2006 is primarily due to the inclusion of new vinyl wall covering products in the sales mix offset partially by a lower demand for related automotive products. Gross profit in 2006 as a percentage of sales in the Plastics and Rubber segment decreased to 25.1% in the second quarter of 2006 from 25.8% in the comparable 2005 three month period and increased to 24.7% in 2006 from 22.8% in 2005 for the comparable six-month period. The changing profit percentages were each the result of the changing product mix, the inclusion of the new vinyl products and also the reduction of sales within the automotive industry.

Selling general & administrative expenses were $3,206 for the second quarter of 2006, compared to $3,383 for the second quarter of 2005. For the six month period ended June 30, 2006, selling general and administrative expenses were $6,844 compared to $6,945 for the six month period ended June 30, 2005. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply purchasing, diligent administrative cost controls and other areas as deemed appropriate.

Operating income for the second quarter of 2006 was $2,938 compared to $1,689 for the second quarter of 2005. For the six months ended June 30, 2006, operating income was $3,641 compared to operating income of $2,520 for the comparable period in 2005. The reasons for the increases in operating income for both the first and second quarter 2006 compared to 2005 have been described above.

Other income for the second quarter of 2006 was $99 compared to a loss of ($653) for the second quarter of 2005. For the six months ended June 30, 2006, other income was $683 compared to a loss of ($789) for the comparable period in 2005. The second quarter 2006 other income includes $200 resulting from the forgiveness of Newcor debt. The six months 2006 other income also includes $774 from the gain on the sale of a division of a subsidiary.

Interest expense for the second quarter of 2006 was $208 compared to $323 in the corresponding period of 2005. For the six months ended June 30, 2006, interest expense was $527 compared to $774 in the corresponding period of 2005. The interest reduction relates to the various payments and reductions in the outstanding debt obligations between the periods.

Net income for the second quarter of 2006 was $2,124 or $.19 per common share basic and $.17 per share diluted compared to net income of $718 or $.06 per common share basic and diluted in the comparable period of 2005. Net income for the six months ended June 30, 2006 was $2,454 or $.22 per common share basic and $.20 per common share diluted compared to net income of $1,174 or $.10 per common share basic and diluted for the six months ended June 30, 2005.

Liquidity and Capital Resources

In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allows for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit at June 30, 2006. This line of credit is secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the equipment notes.

For the six months ended June 30, 2006, the operating activities generated $7,471 of cash as compared to generating $8,421 of cash in the corresponding period of the preceding year. For the six months ended June 30, 2006, the Company generated $612 in its investment activities from the sale of a division of a subsidiary, less the cost of the acquisition of property and equipment. In the corresponding period of the preceding year, the Company utilized $2,700 of cash in its investment activities, principally for the acquisition of capital equipment. Cash totaling $1,702 was used in financing activities during the six months ended June 30, 2006 for both the reduction of the Newcor subsidiary debt as well as for the repayment of the Newcor term loan, compared to using $398 for the six months ended June 30, 2005 principally for repayment of the Newcor term loan.

At June 30, 2006, the Company reported working capital of approximately $31,976 and a current ratio of 2.5 to 1. In addition, as described in Note 4 to the consolidated condensed financial statements, the Company had $15,230 of long-term debt outstanding. The Company is obtaining its working capital needs through its existing cash balances as well as the revolving credit line totaling $2,800 described above which the Company considers to be adequate for its current working capital needs.

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

ITEM 5. Other Information

On June 1, 2006, the Company filed a Form 8-K indicating that it had received a notice from the American Stock Exchange (“AMX”) indicating that the Company was not in compliance with listing requirements for additional shares with respect to 250,000 shares of Class B Common Stock which was authorized to be issued to David A. Segal, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer. On June 6, 2006, the Company filed the required listing of additional shares with the AMX and on June 19, 2006, said application was approved by the AMX. A subsequent letter dated June 27, 2006 from the AMX confirmed that based on the above information, the Company had resolved the listing deficiency.

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

EXX INC

Date: August 10, 2006	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer