Form 10-Q
period 2006-09-30
EXX INC/NV/
filed 2006-11-13
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 10, 2006:

10,409,913 Class A Shares and 857,967 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A.	Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,819	$6,478
Accounts receivable, less allowances of $395 and $375, respectively	23,242	21,508
Inventories	11,153	12,462
Other current assets	1,022	1,205
Prepaid income taxes	741	—
Deferred tax asset	2,011	2,011

Total current assets	52,988	43,664

Property and equipment, net	22,716	26,327

Other assets
Goodwill	4,020	6,921
Intangible assets, net	1,830	2,816
Other	350	1,264

	6,200	11,001

	$81,904	$80,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$1,632	$1,632
Accounts payable and other current liabilities	17,462	15,904
Income taxes payable	—	29

Total current liabilities	19,094	17,565

Long-term liabilities
Long-term debt, less current portion	2,991	7,623
Long-term debt, related party	11,069	9,721
Post-retirement benefits, other than pension	3,064	3,266
Pension liability and other	6,074	6,495
Deferred tax liability	15,909	16,296

Total long-term liabilities	39,107	43,401

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 10,409,913 and 12,061,607 shares issued and outstanding, respectively	104	121
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 857,967 and 974,693 shares issued and outstanding, respectively	9	9
Capital in excess of par value	1,886	2,859
Accumulated other comprehensive loss	(326)	(326)
Retained earnings	22,030	18,349
Less treasury stock at cost, 0 shares and 1,649,300 shares, respectively of Class A common stock and 0 shares and 16,600 shares, respectively of Class B common stock	—	(986)

Total stockholders’ equity	23,703	20,026

	$81,904	$80,992

See notes to condensed consolidated financial statements.

B.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net sales	$36,402	$33,274	$122,071	$106,962
Cost of sales	31,281	30,329	105,107	94,552

Gross profit	5,121	2,945	16,964	12,410

Selling, general and administrative expenses	3,159	3,410	10,004	10,355
Impairment charge on long-lived assets	—	—	1,358	—

	3,159	3,410	11,362	10,355

Operating income (loss)	1,962	(465)	5,602	2,055

Other income (expenses)
Interest expense	(254)	(316)	(781)	(1,090)
Interest income	186	56	427	129
Other income (loss)	113	(105)	309	(181)
Gain on the sale of division of subsidiary	—	—	774	—
Minority interest in income of consolidated subsidiary	—	—	—	(12)

	45	(365)	729	(1,154)

Income (loss) from continuing operations before income taxes (benefit)	2,007	(830)	6,331	901
Income taxes (benefit)	780	(271)	2,657	353

Income (loss) from continuing operations	1,227	(559)	3,674	548
Discontinued operations:
Income from discontinued operations of division of subsidiary, net of income taxes	—	62	7	129

Net income (loss)	$1,227	$(497)	$3,681	$677

Basic net income (loss) per common share:
Income (loss) from continuing operations	$.11	$(.05)	$.33	$.05
Income from discontinued operations	$.00	$.01	$.00	$.01

Net income (loss) per common share	$.11	$(.04)	$.33	$.06

Assuming dilution net income (loss) per common share:
Income (loss) from continuing operations	$.10	$(.05)	$.29	$.05
Income from discontinued operations	$.00	$.01	$.00	$.01

Net income (loss) per common share	$.10	$(.04)	$.29	$.06

Weighted average shares outstanding
Basic	11,267,880	11,270,400	11,268,563	11,270,400
Diluted	12,620,676	11,270,400	12,520,505	12,306,719

See notes to condensed consolidated financial statements.

C.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	For the Nine Month Period Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net income	$3,681	$677
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	51	533
Depreciation and amortization	5,151	4,712
Deferred tax expense	464	1,465
Gain on forgiveness of debt	(295)	—
Gain on sale of division of subsidiary	(774)	—
Impairment charge on long-lived assets	1,358	—
Changes in operating assets and liabilities, net	862	(3,190)

Net cash provided by operating activities	10,498	4,197

Cash flows from investing activities
Acquisition of property and equipment, net	(1,368)	(4,063)
Proceeds from sale of property and equipment	69	200
Proceeds from sale of division of subsidiary	1,700	—

Net cash provided by (used in) investing activities	401	(3,863)

Cash flows from financing activities
Payments of long-term debt	(2,553)	(603)
Purchase of treasury stock	(5)	—

Net cash used in financing activities	(2,558)	(603)

Net increase (decrease) in cash and cash equivalents	8,341	(269)
Cash and cash equivalents, beginning of period	6,478	13,048

Cash and cash equivalents, end of period	$14,819	$12,779

Supplemental disclosures of cash flow information, cash paid during the period for:
Interest	$1,155	$1,468
Income taxes	$941	$275
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of Newcor long-term debt held as an investment	$384	$—

See notes to condensed consolidated financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements of EXX INC (the “Company”) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All adjustments so made are of a normal recurring nature. The unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements have been prepared in accordance with the Form 10-Q and Article 10 of Regulation S-X. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Note 3: Inventories

Inventories are summarized as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$7,033	$7,072
Work in process	311	572
Finished goods	3,809	4,818

	$11,153	$12,462

Note 4: Long-Term Debt

A summary of long-term debt follows:

			September 30, 2006	December 31, 2005
			(unaudited)
Revolving credit line at 2% over Libor, currently 5.33%	(a	)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00% - 7.00%			1,510	2,211
Notes payable, at 4% through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	394	394
Notes payable, at 4% through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Unsecured notes payable of a subsidiary, currently 6% due 2013	(c	) (d)	13,417	16,000

Subtotal			15,692	18,976
Less current portion			(1,632)	(1,632)

Total			$14,060	$17,344

(a)	In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allows for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit at September 30, 2006 or December 31, 2005. This line of credit is secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the equipment notes.

(b)	These notes are in default and, accordingly, have been classified as currently due. The capital lease was terminated retroactive to December 31, 2004 and was written off as part of a new lease agreement signed in April 2005. See Note 11.

(c)	At September 30, 2006, the Company’s Chairman (either personally or through entities controlled by the Chairman) owned $11,069 or approximately 83% of the outstanding unsecured notes.

(d)	During the third quarter of 2006, the Company acquired $951 principal amount of the unsecured Newcor Notes at a cost of $856. The gain on forgiveness of debt of $95 was recorded as other income during this quarter. During the second quarter of 2006, the Company acquired and retired $1,248 principal amount of the unsecured Newcor Notes at a cost of $1,048. The gain on forgiveness of debt of $200 was recorded as other income during this quarter. Also, during the second quarter of 2006, $3,680 of previously acquired notes were cancelled by the Trustee and were not considered outstanding at June 30, 2006.

Note 5: Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The difference between the number of shares used to compute basic net income per common share and diluted net income per common share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended September 30, 2006, these shares amounted to 1,352,796 shares. Since the Company incurred a loss for the three months ended September 30, 2005, there were no additional shares included in the calculation of the assumed dilution net loss per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2006 and 2005, these shares amounted to 1,251,942 shares and 1,036,319 shares, respectively

Note 6: Impairment of Long-Lived Assets

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

Note 7: Pension Plan Information

The Company is required to report the following information on an interim basis under SFAS No. 132 “Employer’s Disclosure About Pensions and Other Post Retirement Benefits-An Amendment of FASB Statement Nos. 87, 88 and 106” with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)		(unaudited)
Service cost	$17	$31	$51	$93
Interest cost	618	617	1,854	1,851
Expected returns on plan assets	(777)	(765)	(2,331)	(2,296)
Amortization of unrecognized losses	13	9	40	27

Net periodic pension cost (income)	$(129)	$(108)	$(386)	$(325)

The Company previously disclosed in its consolidated financial statements at December 31, 2004 and 2005 it did not intend to make contributions to its plans in 2005 and 2006.

Note 8: Segment Reporting

The Company complied with the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related information. The Company is organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, power train and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries and machine tools, as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry, toys and vinyl wall coverings.

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

		(Unaudited)

	Mechanical Equipment	Plastics and Rubber	Corporate	Total
Net sales to unaffiliated customers three months ended September 30,
2006	$30,840	$5,562	$—	$36,402
2005	$28,731	$4,543	$—	$33,274
Operating income (loss) three months ended September 30,
2006	$2,450	$144	$(632)	$1,962
2005	$257	$225	$(947)	$(465)
Income (loss) from continuing operations before income taxes three months ended September 30,
2006	$2,457	$152	$(602)	$2,007
2005	$269	$232	$(1,331)	$(830)

Note 8: Segment Reporting ( continued)

		(Unaudited)

	Mechanical Equipment	Plastics and Rubber	Corporate	Total
Net sales to unaffiliated customers nine months ended September 30,
2006	$101,784	$20,287	$—	$122,071
2005	$92,991	$13,971	$—	$106,962
Operating income (loss) nine months ended September 30,
2006	$8,163	$237	$(2,798)	$5,602
2005	$3,940	$998	$(2,883)	$2,055
Income (loss) from continuing operations before income taxes nine months ended September 30,
2006	$8,182	$268	$(2,119)	$6,331
2005	$3,970	$1,201	$(4,270)	$901

The following is a listing of net sales by major product group sold by the operating segments of the Company for the following periods.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)		(unaudited)
Mechanical Equipment
Machined production components	$29,706	$27,195	$98,408	$88,044
Electric motors and cable pressurization equipment	1,134	1,536	3,376	4,947

	$30,840	$28,731	$101,784	$92,991

Plastics and Rubber
Manufactured, molded plastic and rubber components	$1,490	$2,433	$6,212	$8,922
Impulse toys and other	4,072	2,110	14,075	5,049

	$5,562	$4,543	$20,287	$13,971

Note 9: Lease Commitments

The Company leases certain office and plant facilities and manufacturing equipment under non-cancelable operating leases expiring through April 2014. Future minimum lease payments under these leases are as follows:

Year ending December 31,
2006	$1,639
2007	1,557
2008	1,302
2009	1,063
2010	406
2011	877

Note 10: Recent Developments

In late September 2006, Detroit Diesel Inc., (“DDC”) (Newcor’s largest customer) informed Newcor will not extend its contract currently machined by a Newcor subsidiary to produce Rocker Arm Sets effective January 1, 2007 due to an anticipated fall-off in demand for the first half of 2007. DDC also stated that it expected demand to increase significantly in the second half of 2007, at which time it is anticipated that the subsidiary will commence building Rocker Arm Sets. These sets accounted for approximately 58% of that subsidiary’s sales in 2005. Management has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to DDC, under the provisions of SFAS No. 144. Based on this analysis, Management has determined that at September 30, 2006, there will be no charge to earnings related to the impairment of customer relationships or goodwill.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Through the third quarter of 2006, AXL has in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 6.

On January 31, 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests. The gain on the transaction is reflected in the condensed consolidated financial statements for the nine months ended September 30, 2006.

Note 11: Other

On April 7, 2005, an agreement to terminate the lease of the Handi-Pac Inc. subsidiary was signed retroactive to December 31, 2004. A new five-month lease expiring May 31, 2005 replaced the old lease. The first quarter 2005 condensed consolidated financial statements have been adjusted to reflect the terms of the above agreements including writing off the capital lease and its related assets. As a result of this event, other income was credited for approximately $280 in the first quarter of 2005.

In May 2005, the Company reported that one of the subsidiaries of Newcor received purchase orders from Daimler Chrysler Corporation (“DCX”) to machine axles for two current power train programs. The anticipated sales would approximate a 20% increase over the Company’s then sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005 and is currently operating at anticipated levels.

In June 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX power train component. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005. Based on the new contracts DCX has become Newcor’s largest customer.

ITEM 2.	EXX INC AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except for per share amounts) (Unaudited)

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company’s future financial performance. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks, which may cause the Company’s actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company’s expectations include, without limitation, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, and other risks.

Results of Operations

The Company is organized into two business segments, the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, as well as electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components primarily for the automotive industry, toys and vinyl wall coverings.

Sales for the third quarter of 2006 were $36,402 compared to $33,274 in 2005, a $3,128 increase. Sales for the nine month 2006 period were $122,071 compared to $106,962 for the nine month 2005 period, a $15,109 increase. The Mechanical Equipment segment reported third quarter total sales of $30,840, which was an increase of $2,109 or 7% more than the prior year’s $28,731. The increase was due to deliveries of heavy duty truck components partially offset by decreased sales in the specialty machine market. Sales for the nine month 2006 period totaled $101,784 compared to $92,991 for the nine month 2005 period, an increase of $8,793 or 11%. The increase was due to deliveries of heavy duty truck components and increased automotive sales markets. The Plastics and Rubber segment third quarter 2006 sales were $5,562 in 2006 compared to $4,543 in the same period in 2005, a $1,019 increase or 22%. Sales for the nine month 2006 period totaled $20,287 compared to $13,971 in 2005, a $6,316 increase or 45%. The increases during both the three month and nine month periods were due primarily to the inclusion of the new vinyl wall covering products acquired in October 2005 in the sales mix offset partially by a lower demand for automotive products produced by the segment.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Through the third quarter of 2006, AXL has in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 6.

Gross profit for the third quarter of 2006 totaled $5,121 or 14% of sales compared to $2,945 or 9% of sales for the comparable period in 2005. For the nine month period, 2006 gross profit was $16,964 or 14% of sales compared to $12,410 or 12% of sales in 2005. The Mechanical Equipment segment accounted for a gross profit of $4,003 in the third quarter of 2006 compared to $1,870 for the comparable third quarter in 2005 and a gross profit of $12,202 in the first nine months of 2006 compared to $9,170 for the comparable nine month period in 2005. Gross profit as a percentage of sales in the Mechanical Equipment segment increased to 13% in 2006 from 7% in 2005 for the comparable three month period and increased to 12% in 2006 from 10% in 2005 for the comparable nine month period. The Plastics and Rubber segment accounted for a gross profit of $1,118 in 2006 compared to $1,075 in 2005 for the three month period and accounted for a gross profit of $4,762 in 2006 compared to $3,240 in 2005 for the comparable nine month period. The increase in gross profit for both the three month and the nine month periods in 2006 is primarily due to the inclusion of new vinyl wall covering products in the sales mix offset partially by a lower demand for automotive products. Gross profit in 2006 as a percentage of sales in the Plastics and Rubber segment decreased to 20% in the third quarter of 2006 from 24% in the comparable 2005 three month period and increased to 24% in 2006 from 23% in 2005 for the comparable nine month period. The changing gross profit percentages were each the result of the changing product mix, the inclusion of the new vinyl products and also the reduction of sales within the automotive industry.

Selling general & administrative expenses were $3,159 for the third quarter of 2006, compared to $3,410 for the third quarter of 2005. For the nine month period ended September 30, 2006, selling general and administrative expenses were $10,004 compared to $10,355 for the nine month period ended September 30, 2005. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply purchasing, diligent administrative cost controls and other areas as deemed appropriate.

Operating income (loss) for the third quarter of 2006 was $1,962 compared to a loss of ($465) for the third quarter of 2005. For the nine months ended September 30, 2006, operating income was $5,602 compared to operating income of $2,055 for the comparable period in 2005. The reasons for the improvements in operating income for both the three month and nine month periods of 2006 compared to the 2005 periods have been described above.

Other income (expense) for the third quarter of 2006 was $113 compared to a loss of ($105) for the third quarter of 2005. For the nine months ended September 30, 2006, other income (expense) was $309 compared to a loss of ($181) for the comparable period in 2005. The third quarter 2006 other income includes $95 resulting from the forgiveness of Newcor debt. The nine months 2006 other income also includes $774 from the gain on the sale of a division of a subsidiary.

Interest expense for the third quarter of 2006 was $254 compared to $316 in the corresponding period of 2005. For the nine months ended September 30, 2006, interest expense was $781 compared to $1,090 in the corresponding period of 2005. The interest reduction relates to the various payments and reductions in the outstanding debt obligations between the periods.

Net income for the third quarter of 2006 was $1,227 or $.11 per common share basic and $.10 per share diluted compared to a net loss of ($497) or ($.04) per common share basic and diluted in the comparable period of 2005. Net income for the nine months ended September 30, 2006 was $3,681 or $.33 per common share basic and $.29 per common share diluted compared to net income of $677 or $.06 per common share basic and diluted for the nine months ended September 30, 2005.

Liquidity and Capital Resources

In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allows for up to $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit at September 30, 2006. This line of credit is secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the equipment notes.

For the nine months ended September 30, 2006, the operating activities generated $10,498 of cash as compared to generating $4,197 of cash in the corresponding period of the preceding year. For the nine months ended September 30, 2006, the Company generated $401 in its investment activities from the sale of a division of a subsidiary, less the cost of the acquisition of property and equipment. In the corresponding period of the preceding year, the Company utilized $3,863 of cash in its investment activities, principally for the acquisition of capital equipment. Cash totaling $2,558 was used in financing activities during the nine months ended September 30, 2006 for the reduction of the Newcor subsidiary debt as well as for the repayment of the Newcor term loan, compared to using $603 for the nine months ended September 30, 2005 principally for repayment of the Newcor term loan.

At September 30, 2006, the Company reported working capital of approximately $33,894 and a current ratio of 2.8 to 1. In addition, as described in Note 4 to the condensed consolidated financial statements, the Company had $14,060 of long-term debt outstanding. The Company is obtaining its working capital needs through its existing cash balances as well as the revolving credit line totaling $2,800 described above which the Company considers to be adequate for its current working capital needs.

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

EXX INC

Date: November 10, 2006	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board Chief Executive Officer Chief Financial Officer