Form 10-K
period 2006-12-31
EXX INC/NV/
filed 2007-03-30
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-5654

EXX INC

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0325271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1350 East Flamingo Road, Suite 689 Las Vegas, Nevada	89119-5263
(Address of Principal Executive Offices)	(Zip Code)

702-598-3223

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 Class A	American Stock Exchange

Common Stock, par value $.01 Class B	American Stock Exchange

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

The aggregate market value of the shares held by non-affiliates on June 30, 2006 was $12,841,158, based on closing prices of $2.55 and $2.65 per share, respectively of the registrant’s Class A and Class B common stock on the American Stock Exchange on June 30, 2006. Of the shares outstanding, 4,730,854 Class A shares and 293,389 Class B shares are held by non-affiliates.

Number of shares of Common Stock, par value $.01 per share, outstanding as of March 23, 2007: 10,409,913 Class A shares and 857,967 Class B shares.

PART 1

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “intend,” “will,” “expect,” “anticipate,” “plan,” “management believes,” “estimate,” “continue” or “position” or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties and that, although EXX believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements, based on those assumptions, also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to the matters discussed below under “Risk Factors” as well as the following: EXX’s ability to continue to access funding for its operations; the matters discussed under “Environmental Compliance” in this Part 1; Item 3 of this report and other cautionary statements contained elsewhere throughout the “Business Section” of this report; the cyclical nature of the industries served by EXX, all of which have encountered significant downturns in the past; the level of production by and demand from EXX’s principal customers, upon which EXX is substantially dependent; whether, when and to what extent expected orders materialize; whether EXX will be able to successfully launch new programs; the impact on EXX of actions by its competitors, some of which are significantly larger and have greater financial and other resources than EXX; and developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by EXX. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by EXX that EXX’s plans and objectives will be achieved. Except as required by law, EXX undertakes no obligation to update any forward-looking statements.

Item 1.	Business.

EXX INC, a Nevada corporation, (“EXX” or the “Company”) is a holding company, for businesses operated by its subsidiaries, resulting from the reorganization of SFM Corp (“SFM”) as approved by its shareholders at a special meeting on October 18, 1994. These businesses are organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, machine tools, electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry, toys and vinyl wall coverings. Hereafter, EXX and its various subsidiaries are referred to collectively as the “Group”. Financial information about each of EXX’s business segments is contained in Note 15 “Segment Information” to EXX’s Consolidated Financial Statements.

In July 2001, the Company purchased 679,994 shares of Newcor, Inc. (“Newcor”) common stock and $500,000 principal amount of Newcor’s 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company’s Chairman and Chief Executive Officer). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company’s acquisition of these shares, the Company accounted for its pre-existing investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company’s ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. As of December 31, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company reduced the carrying value of its investment (including subordinated notes) in Newcor to zero. In February 2002, Newcor filed for reorganization under Chapter 11 of the U.S. Bankruptcy Act. As a result of the reorganization plan approved by the creditors, these shares were of no value at December 31, 2002 and were effectively cancelled via the reorganization.

On January 31, 2003, a Plan of Reorganization of Newcor became effective. Under a rights offering to stockholders included as part of Newcor’s Plan of Reorganization, EXX purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939,000. The shares purchased by EXX constitute 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of EXX. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court for the District of Delaware. The source of funds for EXX’s purchase was cash on hand. In addition to the purchase made by EXX, certain former stockholders of Newcor purchased shares of common stock of

Newcor under the rights offering made in connection with the Plan of Reorganization. The former stockholders purchased an aggregate of 123 shares totaling $61,000, which represented 1.025%, of the aggregate purchase price and were accounted for as a minority interest in EXX’s consolidated financial statements. Through its subsidiaries, Newcor designs and manufactures precision machined components and assemblies, machine tools and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems principally for the automotive and appliance industries.

Newcor sells and markets its products into two principal markets defined as automotive/light truck (57% of 2006 revenues) and heavy-duty components (43% of 2006 revenues) including Class 8 over the highway trucks, agricultural equipment and other industrial markets. The markets served by Newcor are highly cyclical and are impacted by the general strength of the economy, by prevailing interest rates and by other factors outside the control of Newcor. The markets for automotive, heavy-duty trucks, agricultural equipment and capital goods, for which Newcor supplies goods and services, have all experienced both strength in recent years as well as significant downturns.

Such downturns have had a material adverse effect on the revenues, profitability and cash flow of suppliers to these industries, including Newcor, and one or all such industries may experience similar downturns in the future. A cyclical decline in overall demand in any of the markets served by Newcor would have a material adverse effect on EXX’s consolidated financial condition, results of operations and debt service capability.

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

During 2006, sales to each of four customers (Detroit Diesel Company, John Deere and Company, American Axle Manufacturing and DaimlerChrysler Corporation) exceeded 10% of consolidated sales. Although EXX and its subsidiaries have ongoing supply relationships with approximately 175 customers, there can be no assurance that sales to customers will continue at the same levels or at all. Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers and continuation of these relationships is dependent upon the customers’ satisfaction with the price, quality and delivery of products, engineering capabilities and customer services. While management believes its relationships with its customers generally are mutually satisfactory, if any of these larger customers were to reduce substantially or discontinue their purchases, the financial condition and results of operations of EXX would be materially adversely affected. From time to time, suppliers to these large customers enter into agreements mandating periodic price reductions, which thereby, effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and Newcor is presently a party to several such agreements.

Mechanical Equipment Segment

This segment consists of seven operating units at December 31, 2006: Deco Engineering, Inc. (“DECO”), Blackhawk Engineering, Inc. (“Blackhawk”), Rochester Gear, Inc. (“RGI”), Machine Tool and Gear, Inc. (“MTG”), the Bay City Division of Newcor, the Howell Electric Motors Division of SFM Corp. (“Howell”) and TX Technology Corp (“TX”).

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

The Bay City Division of Newcor designs and assembles standard and special custom machines and systems to meet its customers’ welding, assembly, forming, heat treating and testing process requirements. The revenue from the Bay City Division is derived from a variety of markets including automotive, appliance and consumer goods.

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

TX Technology Corp. is engaged in the cable pressurization and monitoring systems business. The business provides the means to prevent telecommunications signal reductions through the use of cable pressurization equipment and equipment to monitor cable pressure and moisture levels, as well as equipment to report the results of the monitoring over telephone lines.

Operating units in the Mechanical Equipment segment have numerous competitors, both domestic and international. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Substantially all of the segment’s revenue comes from domestic sales through either salaried sales staff or independent manufacturers’ representatives. Engineering design changes and model year changes mandated by the customers in both the automotive and heavy-duty truck market occur routinely and require the segment to maintain competitive pricing with strong business relationships to insure that future business is obtained.

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

The Mechanical Equipment segment is considered seasonal, varying primarily on customers’ semi-annual shutdowns in July and December.

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

Plastics and Rubber Segment

This segment consisted of six operations at December 31, 2006: Boramco, Inc. (“Boramco”), Plastronics Plus, Inc. (“Plastronics”), Henry Gordy International, Inc. (“Gordy”), Handi-Pac, Inc., (“Handi-Pac”), Hi-Flier, Inc. (“Hi-Flier”) and Sellers & Josephson Inc. (“Sellers”).

The segment utilizes dip, cast and injection molding processes to manufacture both interior components (principally transmission shift boots, steering column and gearshift lever seals and air conditioning ducts) and engine compartment and other body components (body and dash panel grommets and fuel filler seals). In addition the segment manufacturers vinyl wall coverings that are sold to wholesale distributors. The segment’s injection molding facilities are used to manufacture fluid recovery systems, hose and wire brackets, speaker seals and vacuum control systems.

Gordy markets a line of “impulse” toys through commissioned sales representatives. Its products are distributed directly or through wholesalers to retail outlets.

Hi-Flier and Handi-Pac are toy companies with limited product lines serving primarily as brand names for their products.

In October 2005, EXX (through a newly formed subsidiary) acquired the assets of Sellers & Josephson, Inc., a New Jersey manufacturer of vinyl wall coverings, in an auction from the estate of a bankrupt company. This business, now operates in a newly formed Delaware corporation as Sellers & Josephson Inc., which manufactures and sells to wholesale distributors.

Each of the operations in the Plastics and Rubber segment has several competitors, primarily domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. The segment’s revenue results primarily from domestic sales through either salaried sales staff or independent manufacturers’ representatives. Engineering design changes and model year changes mandated for the OEMs in both the automotive and heavy-duty truck market occur routinely and require the segment to maintain competitive pricing with strong business relationships to ensure that future business is obtained.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a member of the segment will depend upon a single supplier for a particular item when instructed by the customer. The segment has not experienced any difficulty obtaining necessary purchased materials.

Backlog orders are not considered material in this segment.

Members of the segment have various trademarks that have been obtained over a number of years. The loss of any single trademark would not materially affect the sales and profitability of EXX.

There are no unusual working capital requirements within the Plastics and Rubber segment.

None of the segment’s revenue is derived from government contracts.

Additional information regarding each segment is contained in Note 15 to EXX’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Employees

At December 31, 2006, the Group had approximately 825 employees. The reduction of employees from the prior year relates mainly to the sale referred to in Note 4 of the consolidated financial statement. Approximately 20% of the Group’s employees and contract workers at December 31, 2006, were represented by collective bargaining agreements which have expired or expire in 2007. In addition, many of the Group’s customers employ workforces represented by unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between any part of the Group and its employees, or between any of its major customers and such customers’ employees, could have a material adverse effect on EXX’s consolidated financial condition and results of operations. In 2004, there were work stoppages at two of the Group’s facilities neither of which had a material adverse effect on EXX’s consolidated financial condition and results of operations.

EXX does not have any foreign operations and, therefore, does not segregate its sales by geographic area. Export sales, principally to customers in Mexico and Canada, represented less than 5% of consolidated sales in the twelve-month period ended December 31, 2006.

Item 1A.	Risk Factors

The following are some of the risks that we face in our business. The list of risk factors is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that are publicly available and other information with respect to these matters is complete and correct. Additional risks not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, consolidated financial condition and results of operations.

The loss of or a significant reduction in purchases of our products by our major customers could adversely affect our business.

The Mechanical Equipment segment reported sales to four customers that accounted for a total of 65% of consolidated sales in 2006. Any reduction in business from these customers can adversely affect our business. Reduction in business could be caused by any number of reasons including the customers themselves losing their market share, making design changes, obtaining new sources and other competition.

A substantial portion of our operations are linked to domestic automotive production and a decrease in consumer demand, tighter governmental regulations or increased costs could negatively impact our operations

A substantial portion of our operations are cyclical because they are directly related to domestic automotive production which is itself cyclical and dependent on general economic conditions and other factors. There can be no assurance that positive trends in our sales will to the automotive industry will continue. A decrease in consumer demand for the models that generate the most sales for us, our failure to obtain sales order for new or redesigned models, pricing pressure from our customers or competitors could have a material adverse effect on our business. Disruption in the availability of fuel or governmental regulations could impact vehicle mix and volume which could also adversely affect the demand for our existing products.

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

We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. We currently carry insurance and maintain allowances for product liability claims. However, we cannot be sure that our insurance coverage will be adequate if such claims do arise, and any liability not covered by insurance could have a material adverse impact on our business. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty claims are not covered by our insurance. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.

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

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

We will be required to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 beginning with our Annual Report on Form 10-K for the year ending December 31, 2007. Section 404 requires us to evaluate and report on our system of internal controls over financial reporting, however, we are not required to have our independent accountants report on this evaluation or certify our compliance with the rules related to our system of internal controls until the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to various sanctions. Any inability to provide reliable financial reports could harm our business. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Group conducts its business in Company-owned facilities totaling approximately 534,000 square feet and leased facilities totaling approximately 207,000 square feet of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Group. Operating leases expire at various times through 2014.

Below is a summary of the principal facilities:

Location	Square Footage	Type of Interest	Segment Utilization M (Mechanical Equipment) P (Plastics and Rubber)
Rochester Gear, Inc. Clifford, MI	49,000	Owned	M

Blackhawk Engineering, Inc. Cedar Falls, IA	54,000	Owned	M

Machine Tool and Gear, Inc. Corunna, MI	100,000	Owned	M

Deco Engineering, Inc. Royal Oak, MI	105,000	Leased	M

Howell Electric Motors Div. of SFM Corp. & Henry Gordy Int’l Plainfield, NJ	120,000	Owned	M

TX Technology Corp. Randolph, NJ	11,000	Leased	M

Henry Gordy Int’l Hermann, MO	1,600	Leased	P

Boramco, Inc. Walkerton, IN	33,000	Owned	P

Plastronics Plus, Inc.
East Troy, WI	28,000	Owned (Plant 1)	P (1)
East Troy, WI	27,000	Owned (Plant 2)	P

Bay City Div. of Newcor, Inc.
Bay City, MI	123,000	Owned	M

Sellers & Josephson Inc.
Wood-Ridge, NJ	49,000	Leased	P
Carlstadt, NJ	36,000	Leased	P
Carlstadt, NJ	4,000	Leased	P

(1)	Property sold as of February 27, 2007.

Item 3.	Legal Proceedings

There were no material pending legal proceedings, other than routine litigation incidental to the businesses operated by EXX’s subsidiaries, or to which any of their properties are the subject, except for the following:

Newcor is the subject of a labor action relating to contract bargaining with the UAW Local No. 496 at its Bay City Division. The action relates to an unfair labor practice charge filed by the UAW alleging purported violations of federal labor law by the Bay City Division following the implementation of a final contract offer. This action is being investigated by the NLRB Region 7. Newcor is vigorously defending the action. The outcome cannot be currently determined.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

EXX’s Class A common stock and Class B common stock are traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Class A common stock and Class B common stock for the two most recent fiscal years as reported on the American Stock Exchange.

	Quarterly Price Information
	2006				2005
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$2.82	$1.97	$2.70	$1.95	$2.25	$1.53	$2.20	$1.51
Second Quarter	$2.65	$1.95	$2.75	$2.25	$2.07	$1.11	$1.75	$1.50
Third Quarter	$3.28	$2.10	$4.10	$2.40	$2.55	$1.90	$2.60	$2.10
Fourth Quarter	$4.60	$3.10	$5.00	$3.90	$2.25	$1.70	$2.15	$1.98

As of March 21, 2007, there were approximately 1,200 stockholders of Class A shares and 350 stockholders of Class B shares.

EXX has not declared nor paid any dividends during the last two fiscal years. EXX does not intend to pay any cash dividends in the foreseeable future. In addition, EXX is currently restricted under the Newcor bond indenture from utilizing Newcor’s funds to pay dividends. EXX’s current cash needs require funds for acquisitions and working capital.

The information contained under the heading “Equity Compensation Plan Information” in Item 12 is incorporated herein by reference.

STOCK PRICE PERFORMANCE GRAPH

The current SEC rules require that the reporting Company include in this proxy statement a line graph which compares cumulative five-year return to stockholders on an indexed basis with a major index and a nationally recognized industry standard or a peer group index. This information set forth below compares the EXX INC return with the AMEX Composite Index (“XAX”) and the AMEX Industrial Index (“XID”) for this requirement. The information set forth covers the period from year-end 2001 through year-end 2006 and assumes the investment of $100 in December 2001 and the monthly reinvestment of dividends.

	Base Period	INDEXED RETURNS
		Years Ending
Company/Index	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
EXX INC – CL A	100	135.56	877.78	351.11	453.33	813.33
XAX-AMEX Composite Index	100	97.26	138.45	169.22	207.53	242.62
XID-AMEX Industrial Index	100	108.21	158.44	202.95	250.02	304.39

		ANNUAL RETURN PERCENTAGE Years Ending
Company/Index		Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
EXX INC – CL A		35.60	547.50	-60.00	29.10	79.40
XAX-AMEX Composite Index		-2.70	42.40	22.20	22.60	16.90
XID-AMEX Industrial Index		8.20	46.40	28.10	23.20	21.70

Item 6.	Selected Financial Data.

Sales and Income	2006 (G) (H)	2005 (E) (F)	2004 (A) (B) (C)	2003 (A) (D)	2002
Net sales	$158,916,000	$144,494,000	$140,794,000	$133,139,000	$16,186,000
Income from
Continuing operations	$5,102,000	$609,000	$1,390,000	$5,117,000	$836,000
Discontinued operations	7,000	272,000	114,000	700,000	—

Net income	$5,109,000	$881,000	$1,504,000	$5,817,000	$836,000

Per Share Data
Net income-Basic
Continuing operations	$.45	$.05	$.12	$.46	$.07
Discontinued operations	.00	.03	.01	.06	.00

Net income	$.45	$.08	$.13	$.52	$.07

Net income-Diluted
Continuing operations	$.40	$.05	$.11	$.42	$.07
Discontinued operations	.00	.02	.01	.06	.00

Net income	$.40	$.07	$.12	$.48	$.07

Financial Position (At Year End)
Current assets	$53,051,000	$43,664,000	$49,361,000	$45,854,000	$16,365,000
Total assets	$78,818,000	$80,992,000	$90,972,000	$101,065,000	$18,405,000
Current liabilities	$16,669,000	$17,565,000	$20,201,000	$19,390,000	$4,248,000
Current ratio	3.2 to 1	2.5 to 1	2.4 to 1	2.4 to 1	3.9 to 1
Working capital	$36,382,000	$26,099,000	$29,160,000	$26,464,000	$12,117,000
Property and equipment, net	$19,900,000	$26,327,000	$26,559,000	$35,858,000	$1,620,000
Long-term debt	$943,000	$7,623,000	$21,211,000	$37,846,000	$1,554,000
Long-term debt, related party	$12,029,000	$9,721,000	$3,000,000	$—	$—
Stockholders’ equity	$24,798,000	$20,026,000	$19,202,000	$17,691,000	$11,721,000
Book value per share	$2.20	$1.78	$1.70	$1.57	$1.06

(A)	Newcor operations have been included in the Consolidated Financial Statements of EXX commencing January 31, 2003. See Note 3 to the Consolidated Financial Statements.

(B)	Includes $4,523,000 pretax impairment charges.

(C)	Includes $2,520,000 pretax gain from forgiveness of indebtedness.

(D)	Includes retroactive $407,000 or $.04 per share after tax amortization charge.

(E)	Includes $1,418,000 pretax impairment charges.

(F)	Includes $1,200,000 pretax gain from forgiveness of indebtedness.

(G)	Includes $1,535,000 pretax impairment charges.

(H)	Includes $428,000 pretax gain from forgiveness of indebtedness.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the Forward-Looking Statements and Cautionary Statements at the beginning of this Form 10-K Report.

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

In January 2003, under the Newcor Plan of Reorganization, EXX purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. In July 2005, under a merger agreement by Newcor with a newly formed wholly owned subsidiary of EXX, the remaining outstanding shares of Newcor were purchased at $1,088 per share which was the book value of Newcor at June 30, 2005. As a result of the merger, EXX owns 100% of the issued and outstanding common stock of Newcor

In prior periods, both Newcor and EXX referred to an impending loss of a supply contract with a major customer. A press release and Form 8-K dated October 3, 2003 announced the signing of a new three year supply contract with that customer with certain reductions in prices and volume offset by certain additional benefits to other Newcor units dealing with the customer’s affiliates. In 2004, the new contract resulted in a revenue reduction of approximately $9,000,000 in the Mechanical Equipment segment compared to 2003. In 2005, the revenues increased by $9,000,000 compared to 2004 due to higher volumes on existing business.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. In 2006, AXL in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management determined that at March 31, 2006 a charge to earnings of approximately $106,000 related to the impairment of the carrying value of customer relationships was required as discussed in Note 5.

In May 2005, the Company reported that one of the subsidiaries of Newcor received purchase orders from DaimlerChrysler Corporation (“DCX”) to machine axles for two current power train programs. The anticipated sales would approximate a 20% increase over the Company’s then sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005.

In June 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX powertrain component. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005. Based on the new contracts, DCX has become Newcor’s largest customer.

In September 2006, Detroit Diesel Inc., (“DDC”) informed Newcor it would not extend its contract with a Newcor subsidiary to produce Rocker Arm Sets effective January 1, 2007 due to an anticipated fall-off in demand for the first half of 2007. DDC also stated that it expected demand to increase significantly in the second half of 2007, at which time it is anticipated that the subsidiary will commence building Rocker Arm Sets. These sets accounted for approximately 58% of that subsidiary’s sales in 2005. Management has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to DDC, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at December 31, 2006, there will be no charge to earnings related to the impairment of customer relationships or goodwill.

On January 31, 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests. The gain on the transaction is reflected in the consolidated financial statements for the year ended December 31, 2006.

During 2006, EXX purchased 361,423 shares or 9.02% of the issued and outstanding common stock of All American Semiconductor Inc. in open market transactions for an aggregate purchase price of $1,110,281. EXX has engaged in discussions with the management of All American Semiconductor Inc. to pursue opportunities which might enhance shareholder values for the shareholders of both corporations. To date, the discussions have not produced any arrangements or agreements between the two companies. EXX continues to hold its investment in All American Semiconductor Inc. as a short-term investment in a marketable equity security classified as available for-sale and reported at its fair market value.

2006 Compared to 2005

Net sales in 2006 were $158,916,000 compared to $144,494,000 in 2005 which was an increase of $14,422,000. Net sales represented a 10% increase from the prior year sales. The Mechanical Equipment segment reported total sales of $133,805,000 in 2006 compared to $123,984,000 in 2005, an increase of $9,821,000 or 8% from 2005. The increase in sales in the Mechanical Equipment segment was attributable mainly to increased sales within the heavy-duty truck market and automotive markets. The Plastics and Rubber segment sales were $25,111,000 in 2006 compared to $20,510,000 in 2005, an increase of $4,601,000 or 22%. The increase in sales in the Plastics and Rubber segment was due to the inclusion of the new vinyl wall covering products business acquired in October 2005 in the sales mix, offset partially by a lower demand for automotive products produced by the segment.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its annual consolidated sales by approximately 20%. Through the third quarter of 2006, AXL had in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management determined that at March 31, 2006 a charge to earnings of approximately $106,000 related to the impairment of the carrying value of customer relationships was required as discussed in Note 5 to EXX’s consolidated financial statements.

Gross profit was $21,061,000 in 2006 compared to gross profit of $15,803,000 in 2005, an increase of $5,258,000. Gross profit as a percentage of sales increased to 13% in 2006 compared to 11% in 2005. The Mechanical Equipment segment reported $16,175,000 of gross profit in 2006 compared to $11,662,000 for 2005. Gross profit as a percentage of sales increased to 12% in 2006 from 9% in 2005. The increase in gross profit was due to increased volume and an improved sales mix in the heavy-duty truck business including a reduction in certain start up costs associated with new “AXL” programs in 2005. The Plastics and Rubber segment realized $4,886,000 of gross profit in 2006 compared to $4,141,000 for 2005. Gross profit as a percentage of sales decreased to 19% in 2006 from 20% in 2005. The improved gross profit was the result of the inclusion of the vinyl wall covering products and changing product mix offset by the reduction of sales within the automotive industry.

Selling, general and administrative expenses were $12,458,000 in 2006 compared to $12,729,000 in 2005, a decrease of $271,000 or 2% from 2005. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply purchasing, diligent administrative cost controls and other areas.

Operating income was $7,068,000 in 2006 compared to $1,656,000 in 2005, an increase of $5,412,000. Operating income in 2006, as reported, reflected a $1,252,000 impairment charge to goodwill, a $106,000 impairment charge to customer relationships and a $177,000 impairment charge to fixed assets as described in Note 5 to EXX’s consolidated financial statements. Operating income in 2005, as reported, reflected a $1,368,000 impairment charge to goodwill and a $50,000 impairment charge to fixed assets as referred to in Note 5 to EXX’s consolidated financial statements. The Mechanical Equipment segment generated operating income of $3,935,000 in 2006, compared to $3,082,000 in 2005, an increase of $853,000. The Plastics and Rubber segment generated an operating loss of $473,000 in 2006, compared to an operating income of $229,000 in 2005, a decrease of $722,000. Corporate and other operating income was $3,616,000 in 2006, compared to an operating loss of $1,243,000 in 2005 an increase of $4,859,000.

Income before income taxes was $7,998,000 in 2006 compared to $1,441,000 in 2005, an increase of $6,557,000. Income before income taxes in 2006 reflects a gain of $428,000 from early extinguishment of debt discussed in Note 9 to EXX’s consolidated financial statements. The gain related to the purchase of $3,447,000 principal amount of Newcor unsecured notes for a price of $3,019,000 and the subsequent cancellation of these notes. Income from continuing operations before income taxes in 2005 reflected a gain of $1,200,000 from early extinguishment of debt discussed in Note 9 to EXX’s consolidated financial statements. The gain related to the purchase of $6,000,000 principal amount of Newcor unsecured notes for a purchase price of $4,800,000 and the subsequent cancellation of $2,800,000 these notes. Interest expense was $1,170,000 in 2006 compared to $1,622,000 in 2005. The overall decrease in interest reflected the reduction in the various debt instruments during the year.

EXX generated net income of $5,109,000 or $.45 per share basic and $.40 per share diluted compared to a net income of $881,000 or $.08 per share basic and $.07 per share diluted in 2005.

EXX reported a deferred tax asset of $1,804,000 at December 31, 2006 and a deferred tax asset of $2,011,000 at December 31, 2005. Management believes this asset will be realized as a result of taxable earnings in the future.

2005 Compared to 2004

Net sales in 2005 were $144,494,000 compared to $140,794,000 in 2004 which was an increase of $3,700,000. Net sales represented a 3% increase from the prior year sales. On an overall basis, the decrease in sales referred to above by the new three year supply contract was mitigated by additional sales in the other subsidiaries. The Mechanical Equipment segment reported total sales of $123,984,000 in 2005 compared to $118,282,000 in 2004, an increase of $5,702,000 or 5% from 2004. The increase in sales in the Mechanical Equipment segment was attributable to increased sales in the heavy-duty truck market and automotive markets, partially offset by decreased sales within the agricultural and specialty machining markets. The Plastics and Rubber segment sales were $20,510,000 in 2005 compared to $22,512,000 in 2004, a decrease of $2,002,000 or 9% from 2004. The decrease in sales in the Plastics and Rubber segment was due to lower sales in the automotive market.

Gross profit was $15,803,000 in 2005 compared to gross profit of $21,261,000 in 2004, a decrease of $5,458,000. Gross profit as a percentage of sales decreased to 11% in 2005 compared to 15% in 2004. These reductions were caused both by the pricing of the new sales contract referred to above as well as overall market competition. The Mechanical Equipment segment reported $11,662,000 of gross profit in 2005 compared to $14,795,000 for 2004. Gross profit as a percentage of sales decreased to 9% in 2005 from 12% in 2004. The reductions were caused by both the pricing of the new sales contract referred to above as well as overall market competition in the segment. The Plastics and Rubber segment realized $4,141,000 of gross profit in 2005 compared to $6,466,000 for 2004. Gross profit as a percentage of sales decreased to 20% in 2005 from 29% in 2004. The lower margins in the Plastics and Rubber segment reflected the impact of lower sales volume as well as the changed product mix.

Selling, general and administrative expenses were $12,729,000 in 2005 compared to $14,878,000 in 2004, a decrease of $2,149,000 or 14% from 2004.

Operating income was $1,656,000 in 2005 compared to $1,860,000 in 2004, a decrease of $204,000. Operating income in 2005, as reported, reflected a $1,368,000 impairment charge to goodwill and a $50,000 impairment charge to fixed assets as referred to in Note 5 to EXX’s consolidated financial statements. The charge related to a review and a determination of the impairment of certain long-lived assets including goodwill of a subsidiary in the Plastics and Rubber segment. Operating income in 2004, as reported, reflected a $4,523,000 impairment charge referred to in Note 5 to EXX’s consolidated financial statements. The charges related to a review and a determination of the impairment of certain long-lived assets including goodwill of a subsidiary in the Mechanical Equipment segment. The Mechanical Equipment segment generated operating income of $3,082,000 in 2005, compared to $2,785,000 in 2004, an increase of $297,000. The Plastics and Rubber segment generated operating income of $229,000 in 2005, compared to $3,784,000 in 2004, a decrease of $3,555,000. Corporate and other operating expenses were $1,243,000 in 2005 compared to $4,536,000 in 2004 a decrease of $3,293,000.

Income from continuing operations before income taxes was $1,441,000 in 2005 compared to $2,721,000 in 2004, a decrease of $1,280,000. Income from continuing operations before income taxes in 2005 reflects a gain of $1,200,000 from early extinguishment of debt discussed in Note 9 to EXX’s consolidated financial statements. The gain related to the purchase of $6,000,000 of Newcor unsecured notes for a price of $4,800,000 and the subsequent cancellation of $2,800,000 of these notes. Income from continuing operations before income taxes in 2004 reflected a gain of $2,520,000 from early extinguishment of debt discussed in Note 9 to EXX’s consolidated financial statements. The gain related to the purchase of $6,000,000 of Newcor unsecured notes for a purchase price of $3,480,000 and the subsequent cancellation of these notes. Interest expense was $1,622,000 in 2005 compared to $1,917,000 in 2004. The overall decrease in interest expense reflected the reduction in the various debt instruments during the year.

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

Liquidity and Capital Resources

During 2006, EXX generated $17,683,000 of cash flows from operating activities compared to $8,282,000 in 2005. In 2006, cash flow of $14,563,000 was provided from income before depreciation and amortization, deferred income taxes and special charges and credits compared to $8,551,000 in 2005. In 2006, operating cash flows of $2,032,000 were used to fund an increase of accounts payable totaling $1,930,000 offset by the reduction of $1,517,000 of accounts receivable, $2,139,000 of inventories and $306,000 of other current assets. In 2005, operating cash flows of $721,000 were used to fund an increase of accounts payable totaling $1,616,000 offset by the reduction of $158,000 of accounts receivable, $1,829,000 of inventories and $350,000 of other current assets.

In 2006, EXX’s investing activities used cash of $1,647,000 to purchase property and equipment compared to using cash of $5,663,000 in 2005 to purchase property and equipment. In 2006, EXX received $1,700,000 from the sale of a division of a subsidiary. In 2005, EXX used $3,650,000 of cash to acquire the assets of Sellers & Josephson, Inc.

During 2006 and 2005, EXX’s financing activities used cash of $3,949,000 and $5,611,000, respectively. In 2006, Newcor paid $3,019,000 for Newcor notes and paid $925,000 to reduce other long-term indebtedness. In 2005, Newcor paid $4,800,000 to repurchase Newcor notes and paid $811,000 to reduce other long-term indebtedness.

The following table summarizes the Company’s contractual cash payment obligations at December 31, 2006.

	TOTAL	2007-09	2010-12	2013-14
Long Term Debt:
Promissory Notes – 6.00%-7.00%	$1,286,000	$1,286,000	$—	$—
Defaulted Notes Payable of a subsidiary (a)	765,000	765,000	—	—
Unsecured senior notes	12,553,000	—	—	12,553,000
Operating lease obligations	5,551,000	4,143,000	994,000	414,000

TOTAL CONTRACTUAL CASH OBLIGATIONS	$20,155,000	$6,194,000	$994,000	$12,967,000

(a)	These notes are in default and, accordingly, have been classified as currently due. They are non-recourse to the parent.

At the end of 2006, EXX reported working capital of approximately $36,382,000 and a current ratio of 3.2 to 1. At the end of 2005, EXX reported working capital of approximately $26,099,000 and a current ratio of 2.5 to 1.

In October 2005, EXX (through a newly-formed subsidiary) purchased the assets of Sellers & Josephson, Inc., for approximately $3,650,000. The funds utilized for this purchase were provided from EXX’s working capital.

At December 31, 2006, EXX considered its cash and cash equivalents of $19,154,000 together with availability of its Newcor subsidiary’s line of credit of $2,100,000, net of a $700,000 outstanding letter of credit to be adequate for its current operating needs. This line of credit was allowed to expire in February 2007 since the Company deemed it unnecessary for current operations.

EXX has no present plans that will require material capital expenditures for any of EXX’s businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations.

EXX believes the effects of inflation will not have a material effect on its future operations, in the near term.

Critical Accounting Policies

EXX has prepared its consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required EXX to make estimates, judgments and assumptions that affected the amounts EXX reported. Note 2 of the Notes to the consolidated financial statements contain the significant accounting principles used to prepare EXX’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.

Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not believe there will be an impact on its financial statements with regard to FIN 48 upon adoption effective in fiscal year 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principles. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of change to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles. SFAS No. 154 defines retrospective application as the application of different accounting principles to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principles. The adoption of SFAS No. 154 had no impact on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised 2004).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The adoption of SFAS No. 123(R) had no impact on the consolidated financial statements.

Inventories. Certain of EXX’s inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of EXX’s inventories are valued at the lower of cost, on the first-in, first-out (“FIFO”) method, or market. EXX periodically assesses this inventory for obsolescence and potential excess by reducing the difference between the cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. If market conditions or future demand are less favorable than EXX’s current expectations, additional inventory write-downs or reserves may be required, which could have an adverse effect on EXX’s reported results in the period the adjustments are made.

The Company complies with the provision of SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

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

Pension Plans and Post Retirement Benefits, Other than Pensions. The Company adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires, among other things, the recognition of the funded status of the defined benefit pension plan. Each over funded plan is recognized as an asset and each under funded plan is recognized as a liability. The initial impact of this standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive income (loss) (net of tax) in stockholders’ equity.

The Company utilizes certain assumptions in the actuarially determined values of its periodic pension cost and pension benefit obligation. Such assumptions include the discount rate of 5.8% and 6.0% during 2006 and 2005, respectively and the expected rate of return on plan assets of 8.75% for both 2006 and 2005, which are used in determining the periodic pension cost.

Please refer to Note 12 of EXX’s consolidated financial statements for an explanation of the pension accounting and defined benefit plans as well as the related current charges and credits.

Intangible Assets. Intangible Assets are being amortized over their estimated useful or economical lives and include provisions for patents, customer lists and customer relationships. Please see Note 2 of EXX’s consolidated financial statements for further explanation.

Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected discounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. Please refer to Note 5 of EXX’s consolidated financial statements for an explanation of impairment charges in 2006 and 2005.

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

Item 8.	Consolidated Financial Statements and Supplementary Data.

The consolidated financial statements and schedules required by this Item may be found beginning with the index page on page F-1 immediately following the signature page and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls And Procedures

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant’s disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B.	Other Information

On January 30, 2006, the Newcor Board of Directors renewed Mr. Segal’s employment agreement with Newcor for the three year period ending January 30, 2009. On the same date, the EXX Compensation Committee approved the renewal of the employment agreement. The terms of Mr. Segal’s Newcor employment agreement and the modification for renewal procedures are described in Mr. Segal’s Employment Agreement dated September 1, 2001 and the Addendum to Employment Agreement dated January 31, 2003 which are incorporated by reference to the Newcor Form 10-Q Report dated September 30, 2001 and the EXX Form 10-Q Report dated September 30, 2003, respectively.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding each director and executive officer of the Company. Except as otherwise indicated, each director or executive officer has had the same principal occupation or employment during the past five years. Currently, no director serves as a director of another publicly-held company.

Name	Principal Occupation, Positions with the Company

Jerry Fishman (1) Age-58 - Director Continuously since 1984	Director and Vice President of The Fishman Organization Inc. Director of Newcor

Norman H. Perlmutter (2) Age- 65 - Director Continuously since 1984	CPA, private practice Director of Newcor

Frederic Remington (3) Age-77 - Director Continuously since 1984	Retired Director of Newcor

David A. Segal (4) Age-67 - Director Continuously since 1984	Chairman, CEO and CFO of EXX Chairman and CEO of Newcor

(1)	Mr. Fishman serves on the Company’s Audit Committee, Compensation Committee, Stock Option Committee and Nominating and Corporate Governance Committee.

(2)	Mr. Perlmutter serves on the Company’s Audit Committee, Compensation Committee and Stock Option Committee.

(3)	Mr. Remington served as Chairman of the Board and Vice President of Peerless Tube Co., a manufacturer of aerosol cans and collapsible metal tubes, for over five years before retiring in January 2003. Mr. Remington serves on the Company’s Audit Committee, Compensation Committee, Stock Option Committee and Nominating and Corporate Governance Committee.

(4)	Mr. Segal has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer of EXX for more than the past five years. Previously, Mr. Segal was Chairman of the Board and Chief Executive Officer of SFM Corp.

Board Meetings and Committees

During 2006, the Company’s Board of Directors met five times. The Board has an Audit Committee, a Compensation Committee, a Stock Option Committee and a Nominating and Corporate Governance Committee. Each of the committees of the Board of Directors is comprised of non-employee directors who meet the independence requirements of the American Stock Exchange. Each director attended not less than 75% of the meetings of the Board of Directors and committees of which such director was a member in 2006. It is the Company’s policy to strongly encourage members of the Board of Directors to attend the Company’s annual meeting. At the last annual meeting, all of the then current directors were in attendance.

The Audit Committee is currently composed of Messrs. Fishman, Perlmutter and Remington, each of whom is independent as defined in the American Stock Exchange listing standards. The Audit Committee adopted a new written charter effective April 20, 2004. The Audit Committee’s tasks include meeting with the auditors to review the scope, accuracy and results of the audit, making inquiries as to the adequacy of the Company’s accounting, financial and operating controls and evaluating on an annual basis the qualification, performance and independence of the Company’s auditors. The “Audit Committee financial expert” designated by the Board of Directors is Norman Perlmutter. The Audit Committee held four meetings in 2006.

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

Section 16 Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, all directors, officers and beneficial owners of more than 10% of the Company’s securities have filed on a timely basis during 2006, all reports required by Section 16 (a) of the Exchange Act.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

The executive compensation and benefits programs of the Company are intended to reinforce the Company’s business goals and strategies for success in the marketplace to encourage and enable growth and the maximization of long-term shareholder value. Pursuant to its charter, the Compensation Committee establishes and oversees the Company’s general compensation and benefits program, including recommendation of the compensation of the Chief Executive Officer. This following discussion and analysis covers the material elements of the compensation and benefit programs for our executive officer David A Segal who is identified in the Summary Compensation Table as the Named Executive Officer. Due to the nature of Mr. Segal’s controlling ownership of the Company, he is the only executive officer. He has two employment contracts with the Company, one with EXX and one with Newcor, Inc. Mr. Segal’s contract with EXX contract was originally signed in 1994 with a 10 year duration, and has a five year option which was renewed in 2004. The Newcor contract was executed in 2001 with a 10 year term renewable for successive 10 year periods. The contract was amended to provide for successive three year renewal periods starting in 2003 by the Creditors Committee in connection with Newcor’s bankruptcy filing in 2002. The Newcor contract was renewed in 2006 at Mr. Segal’s option.

While the original compensation arrangements under each of the above noted contracts were not under the direction of the Compensation Committee, the Committee periodically reviews the terms of these contracts to determine the reasonableness of the amounts paid or accrued to Mr. Segal in conjunction with these contracts. The Committee reviews information regarding compensation programs of comparable sized companies, background of individuals employed as the named executive officers, scope of position responsibilities, direct position reports and the compensation arrangements in force to accomplish these other company goals. On an ongoing basis, the Compensation Committee continues to review Mr. Segal’s compensation to determine it remains in line with other comparable companies. Prior to the expiration of Mr. Segal’s EXX contract in 2009, the Compensation Committee will develop formal criteria and benchmarks with respect to the terms of a new contract with Mr. Segal.

Elements of Executive Compensation

The Company’s compensation program consists of four components: base salary, annual cash bonus, long-term equity incentives, and retirement, health and welfare and other benefits. The Company’s compensation program seeks to balance individual and company-wide goals and achievements.

Base Salary

As noted in the Summary Compensation Table and the discussion above, Mr. Segal is paid two salaries, one as the CEO of EXX and the other as the CEO of Newcor. Mr. Segal’s base salary is set forth in his employment agreements with EXX and Newcor. Under the EXX agreement, Mr. Segal’s base compensation is $300,000 per year with annual increases based on a Consumer Price Index formula. Under the Newcor agreement, Mr. Segal’s base compensation is $500,000 per year with annual increases based on a Consumer Price Index Formula.

The Committee in its ongoing review has noted that Mr. Segal spends full time functioning as the CEO of both organizations. His work duties include working sometimes seven days a week in providing the leadership necessary to manage the companies. He utilizes a hands-on approach to running each of the businesses and their subsidiaries. The organizational structure of both EXX and Newcor provides that the managers and controllers of each subsidiary of each organization report directly to Mr. Segal, operating both as the CEO and the CFO. Mr. Segal directs and controls the marketing, costs, budgets, cash management, banking relationships, inventory maintenance and controls, insurance (liability, property and employee programs), personnel policies and capital expenditures and handles negotiations for acquisitions and sales as well as reviewing the tax implications of each of the transactions as part of his hands-on responsibilities.

In evaluating the reasonableness of the salaries paid to Mr. Segal, the Committee noted that during 2006, as to EXX Mr. Segal has (i) maintained profit levels, (ii) trimmed operating costs, (iii) provided inventory control guidance, (iv) combined administrative functions, and (v) reviewed and analyzed potential acquisition candidates. In addition, the Committee noted that during 2006, as to Newcor Mr. Segal has (i) increased profit levels, (ii) trimmed administrative and operating costs, (iii) provided inventory control guidance, (iv) arranged to sell a division of a subsidiary, (v) arranged to sell real estate of a subsidiary advantageously, and (vi) reduced long-term debt levels.

In addition, the Committee has reviewed with Mr. Segal, his programs, goals and expectations as regards his compensation for both EXX and Newcor for the short, mid term and long term periods. In connection with Mr. Segal’s compensation the Committee has also considered (i) enhancement of stockholder value (ii) continuity of market share (iii) employee relations (iv) conformity with applicable governmental regulations and v) overall feedback from both employees, the marketplace and the public.

Bonus

Mr. Segal’s contracts provide for a bonus from both EXX and Newcor. The EXX bonus is computed as 5% of the annual operating profit of EXX excluding Newcor’s operating profit. This amount is payable annually. Mr. Segal earned $105,000 as a bonus based on the net income of EXX in 2006

Mr. Segal’s bonus at Newcor is also computed at 5% of the annual operating profit of Newcor. However, under terms of his amended contract as mandated by the Creditors Committee during the Newcor Bankruptcy in 2002, Mr. Segal must defer the bonus until 91 days after complete payment of all the outstanding Newcor Senior Subordinated Notes. There are currently $12,553,000 of these notes outstanding. Mr. Segal earned $294,000 as a bonus based on the formula in 2006. The payment of such bonus to Mr. Segal is being deferred as noted above.

In determining the reasonableness of the bonuses either paid or accrued to Mr. Segal for 2006, the Committee reviewed the underlying components of the profits that generated the bonuses. As to EXX, the Committee noted: (i) the profits were generated by constant cost controls of the operating subsidiaries, (ii) the profits were maintained by reviewing and controlling the constant day to day changes in the market place that impacted on profit, (iii) management at each of the subsidiaries was rewarded for assisting in the maintenance and growth of their own operations. As to Newcor, the Committee noted: (i) the profits rose substantially in 2006, due to the efforts of Mr. Segal in controlling the effects of changes in the market place that impacted profit, (ii) assets were channeled for the best return on investment which resulted in a substantial reduction in interest costs on the Newcor long-term debt, and (iii) management at each of the subsidiaries was rewarded for assisting in the maintenance and growth of their own operations.

Long-Term Equity Incentives

The Compensation Committee believes that equity ownership plays an important role in aligning the interests of the executive officers with the shareholders of the Company. Mr. Segal owns more than 50% of the Class B common stock which votes for two thirds of the Board of Directors, and therefore has effective voting control of EXX. In light of Mr. Segal’s significant stock ownership, the Compensation Committee has not provided any additional long-term equity incentives to Mr. Segal in 2006. In 2003, Mr. Segal received options to purchase an aggregate of 1,900,000 shares of the Company’s Class A common stock and options to purchase an aggregate of 100,000 shares of the Company’s Class B common stock. In addition, he received a performance award of 250,000 shares of Class B common stock. These stock option grants and performance award were approved by the Compensation Committee, independent EXX directors and by the shareholders of EXX. The performance award was provided to Mr. Segal in payment for his efforts in acquiring Newcor.

Retirement, Health and Welfare and Other Benefits.

Death Benefits

Mr. Segal’s contract with Newcor specifies that upon his death the Company shall pay to Mr. Segal’s beneficiary, within thirty (30) days of his death, an amount equal to or the lesser of ten (10) times Mr. Segal’s base salary (as in effect as of the date of death) or Mr. Segal’s base salary through the balance of the term of the agreement, plus an additional amount equal to the greater of (i) three (3) times Mr. Segal’s bonus for the previous year or (ii) the average of Mr. Segal’s bonus for each of the three (3) years immediately preceding the date of death.

Disability Payments.

During the first six (6) months of a disability as defined, Mr. Segal will be entitled to receive his regularly established salary and bonus, less any monthly disability income insurance payments.

Life Insurance

Mr. Segal has a group life insurance contract through a subsidiary of EXX for a sum of $300,000. In addition, Mr. Segal has a group life insurance contract through Newcor for a total of $800,000

Pension Benefits.

Mr. Segal is fully vested in a frozen EXX plan which provides benefits of $395 per month. The present value of benefits at 1/1/06 was $39,560. The present value of benefits at the end of the year was $41,171. In addition, Mr. Segal is fully vested in a frozen Newcor plan which provides benefits of $418 per month. The present value of benefits at 1/1/06 was $62,295. The present value of benefits at the end of the year was $67,564.

Extended Health Care Benefits

Under the Newcor contract, Mr. Segal and his family are entitled to extended health care coverage (up to three years) upon the occurrence of various events, including change of control, termination, death, disability and termination of Mr. Segal’s employment for other than cause. Under the amended Newcor contract, Newcor is obligated to provide a Life Insurance/Disability Policy to Mr. Segal at a cost no greater than $30,000 per annum. To date this amount has not been utilized by Mr. Segal.

Impact of Accounting and Tax Treatment on Forms of Compensation Paid

Section 162(m) of the Internal Revenue Code provides that compensation in excess of $1 million paid to the chief executive officer and the other most highly compensated executive officers of a public company will generally be nondeductible for federal income tax purposes, subject to certain exceptions. The Committee intends to structure compensation arrangements in a manner that will avoid the deduction limitations imposed by Section 162(m) in appropriate circumstances. However, the Committee believes that it is important and necessary that the Committee retain the right and flexibility to provide and revise compensation arrangements, such as base salary and cash bonus incentive opportunities, that may not qualify under Section 162(m) if, in the Committee’s view, such arrangements are in the best interests of our Company and our shareholders.

Compensation Committee Report

The responsibilities of the Compensation Committee are provided in its Charter, which has been approved by our Board of Directors.

In fulfilling its oversight responsibilities with respect to the Compensation Disclosure and Analysis included in this Report, the Compensation Committee, among other things, has:

•	reviewed and discussed the Compensation Disclosure and Analysis with management; and

•	following such review, the Compensation Committee approved the inclusion of such Compensation Disclosure and Analysis in this proxy statement.

SUBMITTED BY THE COMPENSATION COMMITTEE

JERRY FISHMAN    NORMAN H. PERLMUTTER    FREDERIC REMINGTON

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, in whole or in part, the preceding report shall not be deemed incorporated by reference in any such filings.

Executive Compensation in Last Fiscal Year

Summary Compensation Table

The following table provides summary information concerning compensation awarded, paid or accrued by the Company to or on behalf of the executive officers of the Company for the years ended December 31, 2006, 2005, 2004.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David A. Segal CEO AND CFO	2006	918,109	399,000	—	—	—	6,880	—	1,323,989
	2005	916,909	111,000	—	—	—	—	—	1,027,909
	2004	887,054	428,000	—	—	—	—	—	1,315,054

(1)	Includes a bonus accrued by Newcor of $294,000 for 2006, $44,000 for 2005 and $367,000 for 2004. Pursuant to the terms of the Indenture governing Newcor’s $12,553,000 of unsecured notes this bonus cannot be paid until the unsecured notes are paid in full.

Outstanding Equity Awards at Fiscal Year-End.

The following table sets forth information concerning outstanding equity awards, as of the completed 2006 fiscal year, held by the named executive officer:

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
David A. Segal	1,900,000 Class A	—	—	0.89	December 31, 2013
David A. Segal	100,000 Class B	—	—	1.15	December 31, 2013

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

With 22 years of service, Mr. Segal is the only executive officer of the Company currently credited under the plan. The estimated final average earnings, based on annual salary and bonus, for Mr. Segal prior to reduction of Social Security Benefits are $98,300.

Newcor has a non-contributory defined benefit pension plan for salaried employees which was frozen by its Board of Directors effective December 31, 2003. Under the terms of the plan, pension benefits are determined by using 1.1% of the average monthly earnings for the highest consecutive 60-month employment, currently capped at $17,083 per month times the period of benefit service. Benefits are payable upon reaching 63 years of age. Mr. Segal is the only executive officer participating under the plan. Mr. Connor is currently fully vested and will receive a pension of approximately $7,200 per year upon reaching 63 years of age. Mr. Segal was fully vested in August 2006 and was eligible to receive a pension of approximately $4,700 per year at that time.

The following table sets forth information concerning the present value of accumulated pension benefits accrued by and any such payments made to the named executive officer:

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
David A. Segal	SFM Pension Plan 003	5	$41,171	—
David A. Segal	Newcor Pension Plan	2	$67,564	—

Director Compensation

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

The following table sets forth information concerning compensation earned by non-employee directors in fiscal year 2006. Mr. Segal’s compensation for 2006 is disclosed in the Summary Compensation Table for executive officers because he is a named executive officer and does not receive additional compensation for his service as a director:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Total ($) (c)
David A. Segal	—	—
Norman H. Perlmutter	17,150	17,150
Frederic Remington	17,150	17,150
Jerry Fishman	17,150	17,150

Executive Employment Contracts

Effective October 21, 1994, the Company entered into a 10-year executive employment agreement with Mr. Segal with an option to renew for an additional five years. Under the agreement, Mr. Segal’s base compensation is $300,000 per year with annual increases based on a Consumer Price Index formula. In addition, there is a profit bonus under which Mr. Segal will receive 5% of the consolidated pre-tax earnings of the Company, excluding Newcor’s operating profit which is subject to a separate bonus formula set forth below.

Effective September 3, 2001, Newcor entered into a 10-year executive employment agreement with Mr. Segal with subsequent additional 10-year renewals. Under the agreement, Mr. Segal’s base compensation is $500,000 per year with annual increases based on a Consumer Price Index Formula. In addition, there is a profit bonus under which Mr. Segal will receive 5% of Newcor’s pretax profit in each fiscal year. Effective January 31, 2003, under the terms of the Newcor Bankruptcy filing, Mr. Segal’s employment contract was modified to a three year term with subsequent three year renewals at the same base compensation as above plus increases on a Consumer Price Index formula using 2002 as a base. The payment of bonuses accrued under the original contract was deferred until three months after the complete payment of the $28,000,000 of the new Newcor notes. Effective January 31, 2006, Mr. Segal’s employment contract with Newcor was renewed for a three year period.

Mr. Segal’s contract with Newcor contains “change of control” provision and “good cause” termination provisions which provide for compensation in lieu of salary and bonus upon certain terminations of Mr. Segal’s employment. Under the agreement, Mr. Segal, upon at least eighteen (18) months written notice to the Company, may, in his sole discretion, terminate his employment with the Company upon the occurrence of any of the following events:

•	The Company relocates Mr. Segal’s principal office out of the greater Dallas, Texas area which shall be defined as within a radius of ten (10) miles from “Downtown” Dallas;

•	There is a “change in control” (as defined below) of the Company;

•	There is a ten percent (10%) reduction or a series of reductions, that in the aggregate, amount to a ten percent (10%) reduction by the Company of Mr. Segal’s then current base salary; or

•	A material breach of the employment agreement by the Company.

Upon such termination, the Company shall pay to Mr. Segal, within thirty (30) days of such termination, an amount equal to ten (10) times his base salary (as in effect as of the date of such termination), plus an additional amount equal to the greater of (i) three (3) times Mr. Segal’s bonus for the previous year or (ii) the average of Mr. Segal’s bonus for each of the three (3) year immediately preceding the date of such termination.

For purposes of the employment agreement, “change in control” means:

•

Any acquisition of more than fifty percent (50%) of the common stock of the Company by one or more stockholders of the Company to a nonaffiliated person, such percentage being determined on an undiluted basis without regard to options and warrants then outstanding and unexercised;

•	lease or other disposition (but not a mortgage or pledge in a bona fide borrowing transaction) of all or substantially all of the assets of the Company to a nonaffiliated person;

•

merger or consolidation of the Company with or into any other nonaffiliated corporation, where more than fifty percent (50%) of the equity securities of the surviving or resulting corporation (by value or voting power) are directly or indirectly controlled by persons other than the stockholders of the Company or their affiliates immediately prior to such merger or consolidation; or

•

any merger or consolidation of the Company with or into any other nonaffiliated corporation, even if less than fifty percent (50%) of the equity securities of the surviving or resulting corporation (by value or voting power) are directly or indirectly controlled by persons other than the stockholders of the Company or their affiliates immediately prior to such merger or consolidation, if the individuals who constituted the Board of Directors of the Company immediately before such merger or consolidation, and any individual becoming a director subsequent to such date whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least three-quarters of the directors who constituted the Board of Directors of the Company immediately before such merger or consolidation, for any reason no longer constitute at least one-half of the members of the Board of Directors of the surviving or resulting corporation at any time within one year after such merger or consolidation.

Potential Post-Employment Payments.

Mr. Segal’s employment agreements provide for certain payments at, following, or in connection with any termination of his employment, including resignation, involuntary termination, retirement, death, disability or a change in control of the Company. The table below reflects the amount of compensation and benefits that would be paid to Mr. Segal in the event of termination of his employment. The amounts shown assume that such termination was effective as of December 31, 2006 and are estimates of the amounts which would be paid out to Mr. Segal upon his termination under the circumstances identified. The actual amounts to be paid out can only be determined at the time of his separation from the Company.

Change of Control and Severance Arrangements Table

Name (a)	Total Payments/Benefits provided upon Termination due to Disability ($) (b)	Total Payments/Benefits provided upon Death ($) (c)	Total Payments/Benefits provided upon Termination without Clause ($) (d)	Total Payments/Benefits provided upon Retirement ($) (e)	Total Payments/Benefits provided upon Termination following Change of Control ($) (f)
David A. Segal	237,000	3,577,000	6,622,000	(1)	6,622,000

(1)	Mr. Segal is covered under two pension plans described elsewhere in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and footnotes describe persons known to management to be the beneficial owners of 5% or more of each class of the Company’s common stock as well as the stockholdings of all the directors as of March 28, 2007, as reported to the Company or as contained in filings made with the Securities and Exchange Commission. Each person has sole voting and dispositive power over the shares indicated as being beneficially owned below.

	Number of Shares of Common Stock Beneficially Owned				Percent of Outstanding Common Stock Beneficially Owned
Name	Class A		Class B		Class A	Class B
Jerry Fishman – Director	1,900		100		*	*
Norman H. Perlmutter – Director	3,800		200		*	*
Frederic Remington – Director	1,900		100		*	*
David A. Segal , Director, CEO and CFO EXX INC 1350 East Flamingo Road, Suite 689 Las Vegas, Nevada 89119	5,457,582	(1)	524,678	(1)	44.33%	54.76%
All executive officers and directors of the Company as a group (4 persons)	5,465,182		525,078		44.39%	54.80%
Laura L. Bradley (2) (5) P.O. Box 12654 Charlotte, North Carolina 28220	1,036,450		69,750		9.96%	8.13%
Lisa M. Bethune (3) (5) 301 Newbury St., #252 Danvers, Massachusetts 01923	1,036,227		69,750		9.96%	8.13%
Werner Moehring (4) Lindenbach Str, 70 70499 Stuttgart, Germany	—		59,600		—	6.95%

*	Less than 1%

(1)	Includes options to purchase 1,900,000 Class A shares and 100,000 Class B shares of common stock granted by the Company.

(2)	All information regarding Ms. Bradley is based on (a) Amendment to Schedule 13G/A, relating to Class A common stock, filed with the Securities and Exchange Commission (“SEC) on February 14, 2006 and (b) Amendment to Schedule 13G, relating to Class B common stock, filed with the SEC on August 30, 2000.

(3)	All information regarding Ms. Bethune is based on (a) Schedule relating to Class A common stock, filed with the SEC on August 11, 2000, (b) Schedule 13G, relating to Class B common stock, filed with the SEC on August 11, 2000, and (c) Form 4, relating to Class A common stock, filed with the SEC on December 29, 2006.

(4)	All information regarding Mr. Moehring is based on Schedule 13G, relating to Class B common stock, filed with the SEC on December 31, 2006.

(5)	Ms. Bradley and Ms. Bethune are both daughters of David A. Segal. Mr. Segal disclaims beneficial ownership of any stock owned by Ms. Bradley and Ms. Bethune.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,000,000	$.90	—
Equity compensation plans not approved by stockholders	—	—	—

Total	2,000,000	$.90	—

Item 13.	Certain Relationships and Related Transactions and Director Independence.

With the exception of Mr. Segal, who is the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, all directors are independent as that term is defined in the American Stock Exchange listing standards.

In connection with Newcor’s bankruptcy reorganization as of January 2003, Mr. Segal, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, purchased the claims or rights of certain parties with respect to approximately $2,400,000 aggregate principal amount of unsecured senior notes issued by the Company’s Newcor subsidiary (“Newcor Notes”). During the fourth quarter of 2004, Mr. Segal purchased approximately $594,000 aggregate principal amount of Newcor Notes from the holders thereof. In 2005, Mr. Segal (either personally or through entities controlled by Mr. Segal) purchased an additional $6,700,000 aggregate principal amount of Newcor Notes from the holders thereof. In 2006, Mr. Segal purchased $2,335,000 aggregate principal amount of Newcor Notes from the holders thereof. At December 31, 2006, Mr. Segal, directly or through entities he controls held approximately $12,029,000 or 96% of the outstanding principal amount of Newcor notes. During 2006, Mr. Segal received interest payments from Newcor of approximately $650,000 at an interest rate of 6% per annum.

Item 14.	Principal Accountant Fees and Services.

Rothstein, Kass & Company, P.C., the Company’s independent registered public accountants for 2006, have also been selected as such for the Company’s current fiscal year.

The following table presents fees for professional audit services rendered by Rothstein, Kass & Company, P.C. for the audit of the Company’s annual consolidated financial statements, and fees billed for other services rendered for the years shown.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees (1)	$242,000	$225,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	38,000	38,000
All Other Fees (4)	—	—

Total	$280,000	$263,000

(1)	Audit Fees consist of fees rendered for professional services for the audit of the Company’s consolidated financial statements included in our Forms 10-K and review of unaudited financial information included in our Forms 10-Q during the years ended December 31, 2006 and 2005 and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” No audit-related services were performed.

(3)	Tax Fees consist of fees rendered for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax planning and compliance work in connection with acquisitions.

(4)	All Other Fees consist of fees for products and services other than the services reported above. No other non-attest services were provided.

The Audit Committee of the Board of Directors has established a policy requiring the approval of all audit engagement fees and terms and the pre-approval of all non-audit services provided to the Company. The policy prohibits the Audit Committee from delegating to management the committee’s responsibility to pre-approve permitted services of our independent public accountants.

During 2006, the Audit Committee pre-approved non-audit services related to tax compliance. The Audit Committee pre-approved 100% of the fees for services covered under the caption “Tax Fees,” for years 2006 and 2005.

Prior to retaining Rothstein, Kass & Company, P.C. to provide any non-audit services, the Audit Committee considered whether provision of all these services was compatible with maintaining the independence of Rothstein, Kass & Company, P.C. and determined that the provision of these services would not impair independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows

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

Date: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JERRY FISHMAN
Jerry Fishman, Director

Date: March 27, 2007

By:	/s/ NORMAN H. PERLMUTTER
Norman H. Perlmutter, Director

Date: March 27, 2007

By:	/s/ FREDERIC REMINGTON
Frederic Remington, Director

Date: March 27, 2007

By:	/s/ DAVID A. SEGAL
David A. Segal, Chief Executive Officer
Chief Financial Officer
Chairman of the Board and Director

Date: March 27, 2007

EXX INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE (ITEMS 8 AND 15 (d))

OTHER SCHEDULES ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED OR BECAUSE THE REQUIRED INFORMATION IS PRESENTED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXX Inc and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 12 of the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting For Defined Benefit Pension and other Postretirement Plans”, as of December 31, 2006.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial statement schedule listed in accompanying index. In our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey

February 28, 2007

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$19,154,000	$6,478,000
Short-term investment	1,182,000
Accounts receivable, less allowances of $512,000 and $375,000 in 2006 and 2005, respectively	19,846,000	21,508,000
Inventories	10,166,000	12,462,000
Other current assets	899,000	1,205,000
Deferred tax asset	1,804,000	2,011,000

Total current assets	53,051,000	43,664,000

Property and equipment, net	19,900,000	26,327,000

Other assets
Goodwill	3,598,000	6,921,000
Intangible assets, net	1,825,000	2,816,000
Other	444,000	1,264,000

	5,867,000	11,001,000

	$78,818,000	$80,992,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$1,632,000	$1,632,000
Accounts payable and other current liabilities	13,925,000	15,904,000
Income taxes payable	1,112,000	29,000

Total current liabilities	16,669,000	17,565,000

Long-term liabilities
Long-term debt, less current portion	943,000	7,623,000
Long-term debt, related party	12,029,000	9,721,000
Post-retirement benefits, other than pensions	3,005,000	3,266,000
Pension liability and other	6,509,000	6,495,000
Deferred tax liability	14,865,000	16,296,000

	37,351,000	43,401,000

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 10,409,913 shares issued and outstanding at December 31, 2006 and 12,061,607 shares issued at December 31, 2005	104,000	121,000
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 857,967 shares issued and outstanding at December 31, 2006 and 874,693 shares issued at December 31, 2005	9,000	9,000
Capital in excess of par value	1,885,000	2,859,000
Accumulated other comprehensive loss	(658,000)	(326,000)
Retained earnings	23,458,000	18,349,000
Less treasury stock, at cost, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at December 31, 2005		(986,000)

Total stockholders’ equity	24,798,000	20,026,000

	$78,818,000	$80,992,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2006	2005	2004
Net sales	$158,916,000	$144,494,000	$140,794,000
Cost of sales	137,855,000	128,691,000	119,533,000

Gross profit	21,061,000	15,803,000	21,261,000

Selling, general and administrative expenses	12,458,000	12,729,000	14,878,000
Impairment charge on long-lived assets	1,535,000	1,418,000	4,523,000

	13,993,000	14,147,000	19,401,000

Operating income	7,068,000	1,656,000	1,860,000

Other income (expenses)
Interest expense	(1,170,000)	(1,622,000)	(1,917,000)
Interest income	856,000	360,000	201,000
Other income (expense)	42,000	(141,000)	64,000
Gain on sale of division of subsidiary	774,000
Gain on forgiveness of debt	428,000	1,200,000	2,520,000
Minority interest in income of consolidated subsidiary		(12,000)	(7,000)

	930,000	(215,000)	861,000

Income from continuing operations before income taxes	7,998,000	1,441,000	2,721,000
Income taxes	2,896,000	832,000	1,331,000

Income from continuing operations	5,102,000	609,000	1,390,000
Discontinued operations:
Income from discontinued operations of a division of a subsidiary, net of income taxes of $3,000, $140,000 and $59,000 in 2006, 2005 and 2004, respectively	7,000	272,000	114,000

Net income	$5,109,000	$881,000	$1,504,000

Basic net income per common share:
Income from continuing operations	$0.45	$0.05	$0.12
Income from discontinued operations	0.00	0.03	0.01

Net income	$0.45	$0.08	$0.13

Assuming dilution net income per common share:
Income from continuing operations	$0.40	$0.05	$0.11
Income from discontinued operations	0.00	0.02	0.01

Net income	$0.40	$0.07	$0.12

Weighted average common shares outstanding
Basic	11,268,000	11,270,000	11,270,000

Diluted	12,619,000	12,396,000	12,467,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	Class A	Class B
Balances, January 1, 2004	$121,000	$9,000	$2,859,000	$(276,000)	$15,964,000	$(986,000)	$17,691,000
Net income					1,504,000		1,504,000	$1,504,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				7,000			7,000	7,000	(a)

Total comprehensive income								$1,511,000

Balances, December 31, 2004	121,000	9,000	2,859,000	(269,000)	17,468,000	(986,000)	19,202,000
Net income					881,000		881,000	$881,000
Other comprehensive income (loss), net of tax effect
Minimum pension liability adjustment				(57,000)			(57,000)	(57,000	)(a)

Total comprehensive income								$824,000

Balances, December 31, 2005	121,000	9,000	2,859,000	(326,000)	18,349,000	(986,000)	20,026,000
Net income					5,109,000		5,109,000	$5,109,000
Purchase of treasury stock						(5,000)	(5,000)
Retirement of treasury stock	(17,000)		(974,000)			991,000
Other comprehensive income (loss), net of tax effect
Minimum pension liability adjustment				(379,000)			(379,000)	(379,000	)(a)
Net unrealized gain on marketable security				47,000			47,000	47,000	(b)

Total comprehensive income								$4,777,000

Balances, December 31, 2006	$104,000	$9,000	$1,885,000	$(658,000)	$23,458,000	$—	$24,798,000

(a)	Minimum pension liability adjustment has been recorded net of tax effects of $(196,000), $(30,000) and $5,000, respectively, in 2006, 2005 and 2004.

(b)	Net unrealized gain on marketable securities has been recorded net of tax effect of $24,000 in 2006.

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2006	2005	2004
Cash flows from operating activities
Net income	$5,109,000	$881,000	$1,504,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,201,000	6,589,000	7,600,000
Deferred income taxes	636,000	480,000	25,000
Impairment charge on long-lived assets	1,535,000	1,418,000	4,523,000
Gain on sale of division of subsidiary	(774,000)
Gain on forgiveness of debt	(428,000)	(1,200,000)	(2,520,000)
Pension curtailment gain			(448,000)
Minority interest in income of consolidated subsidiary		12,000	7,000
Loss on abandonment of property and equipment	291,000	371,000	142,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable, net	1,517,000	158,000	(2,338,000)
Inventories	2,139,000	1,829,000	(589,000)
Other current assets	306,000	350,000	156,000
Refundable income taxes			196,000
Other assets	820,000	(71,000)	521,000
Accounts payable and other current liabilities	(1,930,000)	(1,616,000)	1,769,000
Income taxes payable	1,083,000	(330,000)	359,000
Post-retirement benefits, other than pensions and pension liability and other	(822,000)	(589,000)	(248,000)

Net cash provided by operating activities	17,683,000	8,282,000	10,659,000

Cash flows from investing activities
Purchases of property and equipment	(1,647,000)	(5,663,000)	(874,000)
Proceeds from sale of division of subsidiary	1,700,000
Purchase of short-term investment	(1,111,000)
Proceeds from sale of property and equipment		205,000
Purchase of Newcor minority interest		(133,000)
Payment for acquisition of assets (See Note 3)		(3,650,000)

Net cash used in investing activities	(1,058,000)	(9,241,000)	(874,000)

Cash flows from financing activities
Payments on long-term debt	(3,944,000)	(5,611,000)	(8,793,000)
Purchase of treasury stock	(5,000)

Net cash used in financing activities	(3,949,000)	(5,611,000)	(8,793,000)

Net increase (decrease) in cash and cash equivalents	12,676,000	(6,570,000)	992,000
Cash and cash equivalents, beginning of year	6,478,000	13,048,000	12,056,000

Cash and cash equivalents, end of year	$19,154,000	$6,478,000	$13,048,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2006	2005	2004
Supplemental disclosures of cash flow information, cash paid during the year for:
Interest	$1,288,000	$1,692,000	$2,114,000

Income taxes	$1,357,000	$412,000	$1,461,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

EXX INC and Subsidiaries (collectively, the “Company”) operate primarily in the mechanical equipment industry and the plastics and rubber industry. The Company’s operations primarily involve the design and manufacturing of precision machined components and assemblies and custom rubber and plastic products predominately for the automotive and agricultural vehicle markets. Operations in the mechanical equipment industry also involve the design, assembly and sale of capital goods, such as electric motors and cable pressurization equipment. Operations in the plastics and rubber industry also include the production and sale of vinyl wall coverings and the importation and sale of impulse toys. The Company’s mechanical equipment products are incorporated into customers’ products or are used to maintain customers’ equipment.

2.	Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EXX INC and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company complies with the accounting and reporting requirements of the SEC’s Staff Accounting Bulletin (SAB) 101, Revenue Recognition, as amended by SAB 104. The Company recognizes revenues when goods are shipped and title passes to customers. Provisions are established, as appropriate, for uncollectible accounts, returns and allowances and warranties in connection with sales.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with maturities of three months or less to be cash equivalents. As of December 31, 2006, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Short-term Investment

Short-term investment consists of an investment in a marketable equity security. This security is classified as available-for-sale and is reported at its fair value as provided for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as other comprehensive income (loss). The cost of securities sold is determined on the first-in, first-out method.

Accounts Receivable and Allowance for Doubtful Accounts

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and disclosure of comprehensive income (loss) and its components. SFAS No. 130 requires the Company’s change in the minimum pension liability and marked-to-market adjustment on its short-term investment to be included in other comprehensive income (loss).

Inventories

Certain inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of the inventories are valued at the lower of cost, on the first-in, first-out (“FIFO”) method, or market. The Company periodically assess inventory for obsolescence and excess by reducing the difference between our cost and the estimated market value based on assumptions about future demand and historical sales patterns.

The Company complies with the provisions of SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

Impairment of Long-Lived Assets

The Company complies with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically assesses the recoverability of the carrying amounts of long-lived assets, including goodwill and other intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15 - 25 years
Machinery and equipment	3 - 20 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Advertising Costs

Advertising costs are charged to operations as incurred and were $36,000, $31,000 and $22,000 for 2006, 2005 and 2004, respectively.

Research and Development Costs

The Company complies with SFAS No. 2, “Accounting for Research and Development Costs.” Expenditures for research and development are charged to operations as incurred and were $179,000, $214,000 and $234,000 for 2006, 2005 and 2004, respectively.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but as required, the Company performs annual testing for impairment (comparison of estimated fair value to carrying value). Several factors are used to evaluate the recoverability of goodwill, including management’s plans for future operations, recent operating results and each subsidiary’s projected discounted cash flows.

In connection with the completion of the Company’s acquisition of Newcor, Inc. (“Newcor”) in 2003, the goodwill principally arose due to deferred tax liabilities recorded by the Company in connection with the reduction of the tax basis of the Newcor subsidiaries resulting from the cancellation of debt due to the restructuring of Newcor in U.S. Federal Bankruptcy Court.

Goodwill was reduced by $1,688,000 in each of the years ended December 31, 2006, 2005 and 2004, respectively, to give effect to the tax benefit derived from the amortization of goodwill for income tax purposes.

Intangible Assets

Intangible assets are amortized over their estimated useful or economic lives using the straight-line method in conformity with SFAS No. 142 as follows:

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

Pension Plans and Post Retirement Benefits, Other Than Pensions

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires the recognition by the Company of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end consolidated balance sheet, with certain exceptions. The disclosures required by SFAS No. 158 are in Note 12.

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

Treasury Stock

Shares of Class A and B common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Company’s consolidated balance sheets. During 2006, the Company formally retired all shares of common stock held as treasury stock.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements (continued)

Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not believe there will be an impact on its financial statements with regard to FIN 48 upon adoption effective in fiscal year 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principles. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of change to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles. SFAS No. 154 defines retrospective application as the application of different accounting principles to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principles. The adoption of SFAS No. 154 had no impact on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised 2004).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The adoption of SFAS No. 123(R) had no impact on the consolidated financial statements.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Reclassifications

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

3.	Acquisitions

Sellers & Josephson, Inc.

On October 4, 2005, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Sellers & Josephson, Inc., an Englewood, New Jersey manufacturer of vinyl wall coverings. The assets were acquired through a bankruptcy court sale of assets. The assets and business acquired are being operated as a newly incorporated wholly-owned subsidiary of the Company within its Plastics and Rubber segment using the Sellers & Josephson name and the results since the acquisition date are included in the consolidated financial statements of the Company.

Newcor, Inc.

On July 1, 2005 (the “Effective Date”), Newcor and Transinternational Widget Corp. (“TWC”), a Delaware corporation and wholly-owned subsidiary of EXX INC, were merged under the provisions of the General Corporation Law of the State of Delaware (the “Merger”). Pursuant to the Merger, TWC merged with and into Newcor, with Newcor as the surviving corporation, and each issued and outstanding share of Newcor common stock was converted into the right to receive an amount in cash equal to $1,088, which amount represents the book value of said share of Newcor as of June 30, 2005. As the result of the merger, EXX holds 100% of the issued and outstanding shares of common stock of Newcor.

4.	Sale of division of subsidiary

During the first quarter of 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests. The gain on the transaction of $774,000 was recorded during that period.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Impairment of long-lived assets

The Company has determined that a charge to earnings of approximately $1,252,000, related to the impairment of goodwill of a subsidiary in the Plastics and Rubber segment, was required during the first quarter of 2006. In accordance with SFAS No. 142, management performed an impairment analysis on all long lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the first quarter of 2006. The Company also determined that a charge to earnings of approximately $106,000 related to the impairment of its customer relationships recorded at the corporate level was required during the first quarter of 2006. In accordance with SFAS No. 142, management performed an impairment analysis on all long-lived assets, including goodwill of the subsidiary. The analysis resulted in an impairment of the customer relationships of the subsidiary as the net book value exceeded the present valued of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the first quarter of 2006.

During the fourth quarter of 2006, the Company determined that a charge to earnings of approximately $177,000 related to the impairment of the building and improvements of a subsidiary in the Plastics and Rubber segment was required. The impairment was the result of the sale of the building and improvements in February 2007, which resulted in a loss of approximately $177,000. This charge to earnings was recorded in the fourth quarter of 2006.

During the fourth quarter of 2005, the Company determined that a charge to earnings of approximately $1,368,000, related to the impairment of goodwill and $50,000 related to the impairment of fixed assets of subsidiaries in the Plastics and Rubber segment, was required. In accordance with SFAS No. 142 and 144, management performed an impairment analysis on all long lived assets, including goodwill of the subsidiaries. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiaries as the net book value exceeded the present value of the cash flows.

During the fourth quarter of 2004, the Company determined that a charge to earnings of approximately $4,523,000, related to the impairment of certain assets of a subsidiary in the Mechanical Equipment segment, was required. In accordance with SFAS No. 142 and 144 management performed an impairment analysis on all long lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Inventories

Inventories consist of the following at December 31, 2006 and 2005:

	2006	2005
Raw materials	$5,755,000	$7,072,000
Work-in-progress	393,000	572,000
Finished goods	4,018,000	4,818,000

	$10,166,000	$12,462,000

Inventories stated on the LIFO method amounted to $993,000 and $1,429,000 at December 31, 2006 and 2005, respectively, which amounts are below FIFO by approximately $692,000 and $895,000 at December 31, 2006 and 2005, respectively.

During 2006 and 2005, net income was positively affected by $203,000 and $112,000, respectively, as a result of using the LIFO method. During 2004, net income was not materially affected as a result of using the LIFO method.

7.	Property and equipment

Property and equipment consists of the following at December 31, 2006 and 2005:

	2006	2005
Land	$1,569,000	$1,569,000
Buildings and improvements	12,170,000	12,381,000
Machinery and equipment	35,415,000	35,019,000

	49,154,000	48,969,000
Less accumulated depreciation and amortization	29,254,000	22,642,000

	$19,900,000	$26,327,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Intangible assets

Intangible assets consist of the following at December 31, 2006 and 2005:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$1,719,000	$602,000	$1,719,000	$423,000
Customer lists	500,000	490,000	500,000	490,000
Customer relationships	3,519,000	2,821,000	3,625,000	2,115,000

	5,738,000	$3,913,000	5,844,000	$3,028,000

Accumulated amortization	3,913,000		3,028,000

Intangible assets, net	$1,825,000		$2,816,000

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $885,000, $1,066,000 and $1,064,000, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2006 is as follows:

Year ending December 31,
2007	$880,000
2008	172,000
2009	172,000
2010	172,000
2011	172,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debt

Long-term debt at December 31, 2006 and 2005 is comprised of the following:

	2006	2005
Promissory notes with monthly payments of approximately $82,000, including interest at various rates ranging from 6.00% - 7.00% per annum, through February 2009, collateralized by certain equipment of Newcor and its subsidiaries	$1,286,000	$2,211,000
Unsecured senior notes(a)	12,553,000	16,000,000
Note payable with monthly payments of approximately $4,000, including interest at 4.00% per annum, through September 2015, collateralized by substantially all of the assets of a subsidiary(b)	394,000	394,000
Note payable with monthly payments of approximately $2,000, including interest at 4.00% per annum, through December 2023, collateralized by substantially all of the assets of a subsidiary(b)	371,000	371,000

	14,604,000	18,976,000
Less current portion	1,632,000	1,632,000

	$12,972,000	$17,344,000

Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31,
2007	$1,632,000
2008	386,000
2009	33,000
2010	—
2011	—

(a)	Newcor and its subsidiaries entered into an agreement with various unsecured debtors as a result of a Plan of Reorganization (the “Unsecured Notes”) in 2003. The Unsecured Notes bear interest at 6% in the first 5 years and 7% in the last five-years of these ten-year notes. Annual amortization is based on excess cash flow as defined in the indenture but is generally calculated as earnings before income taxes plus depreciation and amortization less capital expenditures up to a maximum of $5,000,000, less cash paid for taxes, less term debt reductions.

The balance remaining after amortization based on the excess cash flow is due upon maturity of the notes on January 31, 2013. No principal payments were required on the Unsecured Notes for the years ended December 31, 2006 and 2005.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debt (continued)

During 2006, the Company purchased $3,447,000 principal amount of the Unsecured Notes for a purchase price of $3,019,000. The gain on forgiveness of debt of $428,000 was recorded as other income during the year ended December 31, 2006. The $3,447,000 of Unsecured Notes were cancelled by the Trustee and were not considered outstanding at the end of 2006.

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

As of December 31, 2004, the Company’s Chairman had purchased approximately $3,000,000 principal amount of the Unsecured Notes and during 2005, the Chairman (either personally or through entities controlled by the Chairman) purchased an additional $6,721,000 principal amount of the Unsecured Notes. During 2006, the Chairman (either personally or through entities controlled by the Chairman) purchased an additional $2,308,000 principal amount of the Unsecured Notes, giving the Chairman ownership of approximately 96% of the total outstanding principal amount of the Unsecured Notes as of December 31, 2006. For the years ended December 31, 2006 and 2005, the Chairman received interest payments of approximately $650,000 and $450,000, respectively, from Newcor from the outstanding Unsecured Notes owned by him.

(b)	These notes are the obligations of one of the Company’s subsidiaries. These non-recourse notes were in default at December 31, 2006 and 2005 because the subsidiary is unable to make the required payments due to a lack of adequate cash flow. There are no cross default provisions relating to the notes which affect any of the other debt obligations.

During 2005, an agreement to terminate the capital lease of the Handi-Pac subsidiary was signed retroactive to December 31, 2004. A new five-month lease which expired on May 31, 2005 replaced the old lease. The consolidated financial statements reflect the terms of the above agreements including writing off the capital lease and its related assets which resulted in a loss of approximately $371,000.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debt (continued)

Bank Facility

In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement allows for $2,100,000 of available borrowings with reducing availability based upon an equal monthly amortization over three years net of a $700,000 outstanding line of credit, none of which was outstanding at December 31, 2006 and 2005. The borrowings are secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $1,286,000 of equipment notes. The 2004 Credit Agreement expired in February 2007 and was not renewed.

The Unsecured Notes and the 2004 Credit Agreement with National City Bank have cross default provisions to other indebtedness of Newcor, Inc. as defined in their respective agreements. There are no other cross default provisions relative to any of the other Newcor subsidiaries.

Newcor was in compliance with all bank covenants at December 31, 2006.

10.	Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005
Trade accounts payable	$6,335,000	$7,923,000
Warranty	125,000	152,000
Payroll and related costs	2,805,000	3,317,000
Customer deposits	273,000	270,000
Commissions payable	339,000	374,000
Refundable purchase discounts	539,000	477,000
Other accrued expenses	3,509,000	3,391,000

	$13,925,000	$15,904,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income taxes

The provision for income taxes consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Current
Federal	$1,926,000	$165,000	$1,101,000
State	337,000	327,000	264,000

	2,263,000	492,000	1,365,000
Deferred
Federal	636,000	480,000	25,000

	$2,899,000	$972,000	$1,390,000

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2006	2005	2004
	%	%	%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	3.1	11.7	4.8
Manufacturer’s deduction	(0.1)	(2.6)
Permanent timing difference attributable to impairment charge on goodwill	5.3	25.0	9.7
Permanent timing difference attributable to charitable contributions	(0.2)	(8.0)
Other	(5.9)	(7.6)	(2.4)

Effective income tax rate	36.2	52.5	46.1

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income taxes (continued)

	2006	2005
Deferred tax assets
Allowance for doubtful accounts, warranty and notes receivable	$241,000	$192,000
Equity in loss of Newcor	1,068,000	1,068,000
Inventories	459,000	519,000
Pension and post retirement obligations	3,096,000	3,150,000
Accrued liabilities and other	1,394,000	1,718,000

	6,258,000	6,647,000
Valuation allowance	(1,068,000)	(1,068,000)

	5,190,000	5,579,000

Deferred tax liabilities
Accumulated DISC earnings	(700,000)	(638,000)
Property and equipment	(907,000)	(2,187,000)
Intangible assets	(621,000)	(957,000)
Investment in subsidiaries	(15,873,000)	(15,873,000)
Other	(150,000)	(209,000)

	(18,251,000)	(19,864,000)

Deferred tax liability, net	$(13,061,000)	$(14,285,000)

The amounts are recorded in the consolidated balance sheets as follows:

	2006	2005
Deferred tax asset, current	$1,804,000	$2,011,000
Deferred tax liability	(14,865,000)	(16,296,000)

	$(13,061,000)	$(14,285,000)

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

SFAS No. 158 requires, among other things, the recognition of the funded status of defined benefit pension plans. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss (net of tax) in shareholders’ equity. SFAS No. 158 requires initial application for fiscal years ending after December 15, 2006. The Company’s adoption of SFAS No. 158 as of December 31, 2006, is described in the following table:

	December 31, 2006 (Prior to SFAS No. 158 Adjustments)	SFAS No. 158 Adjustments	December 31, 2006 (Post SFAS No. 158 Adjustments)
Prepaid pension costs	$307,000	$—	$307,000
Pension liabilities	$5,935,000	$574,000	$6,509,000
Postretirement benefits, other than pensions	$3,005,000	$—	$3,005,000
Accumulated other comprehensive loss	$(326,000)	$(379,000)	$(705,000	)(1)

(1)	The above amount represents unrecognized and actuarial losses yet to be recognized in the consolidated balance sheet.

In 2007, the Company expects total net periodic benefit income to be approximately $546,000.

The Company uses September 30 as its measurement date for its pension plans.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

Net periodic pension cost (income) for the Company-sponsored plans is as follows:

	2006	2005	2004
Service cost	$58,000	$65,000	$343,000
Interest cost	2,460,000	2,466,000	2,491,000
Expected return on plan assets	(3,100,000)	(3,053,000)	(3,000,000)
Curtailment gain			(448,000)
Amortization of unrecognized losses	68,000	35,000	28,000

Net periodic pension cost (income)	$(514,000)	$(487,000)	$(586,000)

The following table sets forth the changes in the projected benefit obligation for the years ended December 31, 2006 and 2005 for the Company-sponsored defined benefit pension plans:

	2006	2005
Projected benefit obligation, beginning of the year	$44,242,000	$42,217,000
Service cost	58,000	65,000
Interest cost	2,460,000	2,466,000
Actuarial (gain) loss	(521,000)	2,775,000
Benefits paid	(3,430,000)	(3,281,000)

Projected benefit obligation, end of year	$42,809,000	$44,242,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

The following table sets forth the change in the fair value of plan assets for the years ended December 31, 2006 and 2005 for the Company-sponsored defined benefit pension plans:

	2006	2005
Fair value of plan assets at prior measurement date	$36,977,000	$36,327,000
Actual return on plan assets	3,060,000	3,931,000
Benefits paid	(3,430,000)	(3,281,000)

Fair value of plan assets at current measurement date	$36,607,000	$36,977,000

The funded status for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Funded status	$(6,202,000)	$(7,265,000)
Unrecognized net actuarial gain (loss)		1,146,000

Net amount recognized	$(6,202,000)	$(6,119,000)

Amounts recognized in the consolidated balance sheets consist of the following:

	2006	2005
Prepaid benefit cost (a)	$307,000	$376,000
Pension liability	(6,509,000)	(6,495,000)
Accumulated other comprehensive loss	(705,000)

Net amount recognized	$(6,907,000)	$(6,119,000)

(a)	included in other assets in the consolidated balance sheets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

Weighted average assumptions used to determine benefit obligations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Discount rate	5.8%	6.0%	6.0%
Rate of compensation increase	0%	0%	0%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Discount rate	5.8%	5.8%	6.3%
Expected long-term rate of return on plan assets	8.7%	8.7%	8.7%
Rate of compensation increase	0%	0%	0%

The accumulated benefit obligation for all defined benefit pension plans was $42,809,000 and $44,242,000 at December 31, 2006 and 2005, respectively.

The weighted average asset allocations of the Company’s pension plans at December 31, 2006 and 2005 are as follows:

	2006	2005
Equity securities	64%	65%
Debt securities	34%	32%
Annuities and other	2%	3%

	100%	100%

The Company expects to make a $59,000 contribution to its pension plans during the year ending December 31, 2007.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension plans and post retirement benefits, other than pensions (continued)

The Company expects to make benefit payments for each of the next five years as follows:

Year ending December 31,
2007	$2,996,000
2008	2,882,000
2009	2,845,000
2010	2,913,000
2011	2,970,000

The Company’s investment strategies and policies require that the plans assets be invested in a blend of equity stocks or funds and fixed income bonds or bond funds. Cash or cash equivalents are to be minimal but sufficient to service the liquidity needs of the plans. Target allocations require that 40% of total assets be invested in fixed income related assets and 60% be invested in equity related investments. These targets did not change during the year ended December 31, 2006. The Company’s investment advisor rebalances the asset allocation if the actual asset holdings vary by more than 5% of the target policy.

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

The Plan was terminated in 2004 and was not renewed. At the time of termination there were no options outstanding to purchase shares of Class A common stock.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Stock option plan (continued)

The status of the Company’s stock options are summarized below:

	Options		Per Share Exercise Price	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2006, 2005 and 2004	2,000,000	(a)	$0.89 - $1.15	$0.90

(a)	Includes options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock, as a performance award, exercisable at grant date and expire in 2013.

14.	Commitments and contingencies

Leases

The Company leases certain office and plant facilities and manufacturing equipment under non-cancelable operating leases expiring through April 2014 and one lease under a month-to month agreement.

Future minimum lease payments under these leases are as follows:

Year ending December 31,
2007	$1,627,000
2008	1,379,000
2009	1,137,000
2010	480,000
2011	307,000
Thereafter	621,000

Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $927,000, $796,000 and $476,000, respectively.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Commitments and contingencies (continued)

Employment Agreements

The Company has employment agreements with an officer, who is a principal stockholder, for a minimum annual salary totaling $895,000, adjusted annually for increases in the Consumer Price Index, plus bonuses based on the Company’s earnings. The agreements expire during 2009.

Litigation

Newcor is the subject of a labor action relating to contract bargaining with the UAW at its Bay City Division. The action relates to an unfair labor practice charge filed by the UAW alleging purported violations of federal labor law by the Bay City Division following the implementation of the final contract offer. This action is being investigated by the NLRB Region 7. Newcor is vigorously defending the action. The outcome cannot be currently determined.

In addition, the Company is a party to various other legal matters. In the opinion of management, all open legal matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.	Segment information

The Company complies with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Management has identified two reportable business segments based on the type of products and services provided: Mechanical Equipment and Plastic and Rubber. The Mechanical Equipment segment comprises that business of the Company that generally involves the fabrication of products from metal based materials. Such products include machined production components and assemblies utilized by our customers in their finished products, or equipment used by customers for their own fabrication or assembly of products. Products manufactured by this segment include automotive axles, transmission shafts, differential pins, heavy-duty engine rocker arms, and assembled specialty equipment, as well as electric motors and cable pressurization equipment.

The Plastics and Rubber segment is comprised of operations that utilize a variety of plastic and rubber based compounds to either produce components or market end products to this segment’s customer base. This segment fabricates production parts to the automotive industry in a variety of interior molding and under-the-hood applications and also includes the importation and sale of impulse toys, and the manufacture and sale of vinyl wall coverings.

The accounting policies of the Company’s operating segments are the same as those presented in Note 2. There are no inter-segment sales. Each segment is managed according to the products, which are provided to the respective customers and information is reported on the basis of reporting to the Company’s chief operating decision maker.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

Operating segment information for 2006, 2005, and 2004 is summarized as follows:

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2006
Net sales	$133,805,000	$25,111,000	$—	$158,916,000

Income (loss) from continuing operations before total income taxes	$4,749,000	$(443,000)	$3,692,000	$7,998,000

Total assets (at year end)	$27,117,000	$10,455,000	$41,246,000	$78,818,000

Depreciation and amortization	$6,079,000	$631,000	$1,491,000	$8,201,000

Capital expenditures	$1,148,000	$499,000	$—	$1,647,000

2005
Net sales	$123,984,000	$20,510,000	$—	$144,494,000

Income (loss) from continuing operations before total income taxes	$1,893,000	$580,000	$(1,032,000)	$1,441,000

Total assets (at year end)	$42,406,000	$13,482,000	$25,104,000	$80,992,000

Depreciation and amortization	$4,866,000	$657,000	$1,066,000	$6,589,000

Capital expenditures	$4,576,000	$1,087,000	$—	$5,663,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2004
Net sales	$118,282,000	$22,512,000	$—	$140,794,000

Income (loss) from continuing operations before income taxes	$2,654,000	$3,735,000	$(3,668,000)	$2,721,000

Total assets (at year end)	$40,506,000	$13,427,000	$37,039,000	$90,972,000

Depreciation and amortization	$5,118,000	$779,000	$1,703,000	$7,600,000

Capital expenditures	$840,000	$34,000	$—	$874,000

Net sales to countries outside of the United States for the years ended December 31, 2006, 2005 and 2004 were approximately $6,326,000, $6,997,000 and $7,032,000, respectively, and were attributable primarily to sales from the Company’s Mechanical Equipment segment. There were no significant sales to any individual foreign country or region.

The Mechanical Equipment segment had sales to three major customers in 2006 that accounted for 25%, 21%, 14%, respectively, and four major customers in 2005 that accounted for 24%, 23%, 12% and 10%, respectively, and three major customers in 2004 that accounted for 27%, 15% and 15%, respectively, of consolidated net sales.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. Through the fourth quarter of 2006, AXL has in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, Management determined that at March 31, 2006 a charge to earnings of approximately $106,000 related to the impairment of the carrying value of customer relationships was required as discussed in Note 5.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Segment information (continued)

In September 2006, Detroit Diesel Inc., (“DDC”) (Newcor’s then largest customer) informed Newcor it would not extend its contract currently machined by a Newcor subsidiary to produce rocker arm sets effective January 1, 2007 due to an anticipated fall-off in demand for the first half of 2007. DDC also stated that it expected demand to increase significantly in the second half of 2007, at which time it is anticipated that the subsidiary will commence building rocker arm sets. These sets accounted for approximately 58% of that subsidiary’s sales in 2005. Management has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to DDC, under the provisions of SFAS No. 144. Based on this analysis, management determined that for the year ended December 31, 2006, there was no charge to earnings related to the impairment of customer relationships or goodwill.

In May 2005, the Company reported that one of the subsidiaries of Newcor received purchase orders from Daimler Chrysler Corporation (“DCX”) to machine axles for two current powertrain programs. The anticipated sales would approximate a 21% increase over the Company’s then sales and profitability on an annual basis. Production under the contracts began in the second quarter of 2005.

In June 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX powertrain. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005.

16.	Selected quarterly results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$42,975,000	$42,573,000	$36,402,000	$36,966,000

Gross profit	$5,601,000	$6,144,000	$5,121,000	$4,195,000

Net income	$330,000	$2,124,000	$1,227,000	$1,428,000	(a)

Basic net income per common share:	$0.03	$0.19	$0.11	$0.12

Assuming dilution net income per common share	$0.03	$0.17	$0.10	$0.10

(a)	The first quarter of 2006 includes an impairment charge of $1,358,000 on long-lived assets. The fourth quarter of 2006 includes an impairment charge of $177,000 on long-lived assets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Selected quarterly results (unaudited) (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$36,804,000	$36,884,000	$33,274,000	$37,532,000

Gross profit	$4,393,000	$5,072,000	$2,945,000	$3,393,000

Net income (loss)	$456,000	$718,000	$(497,000)	$204,000	(b)

Basic net income (loss) per common share:	$0.04	$0.06	$(0.04)	$0.02

Assuming dilution net income (loss) per common share	$0.04	$0.06	$(0.04)	$0.02

(b)	The fourth quarter of 2005 includes debt forgiveness income of $1,200,000 and an impairment charge of $1,418,000 on long-lived assets.

EXX INC AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	Column B	Column C		Column D	Column E
DESCRIPTION	Balance at Beginning of Period	Additions -		Deductions from Reserves	Balance at End of Period
		Charged to income	Charged to other accounts
2006
Reserve for bad debts and allowances	$375,000	$137,000	$—	$—	$512,000

Reserve for returns and allowances	$250,000	$—	$—	$175,000	$75,000

Reserve for dispositions of inventories	$1,368,000	$204,000	$—	$367,000	$1,205,000

2005
Reserve for bad debts and allowances	$249,000	$126,000	$—	$—	$375,000

Reserve for returns and allowances	$325,000	$—	$—	$75,000	$250,000

Reserve for dispositions of inventories	$877,000	$854,000	$—	$363,000	$1,368,000

2004
Reserve for bad debts and allowances	$180,000	$69,000	$—	$—	$249,000

Reserve for returns and allowances	$342,000	$—	$—	$17,000	$325,000

Reserve for dispositions of inventories	$835,000	$150,000	$—	$108,000	$877,000

S-1