Form 10-K/A
period 2006-12-31
EXX INC/NV/
filed 2007-04-25
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

EXX INC is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to correct the Items set forth below in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 30, 2007 (the “Original Filing”). On April 10, 2007, EXX INC (“EXX” or the “Company”), following a review by its management, its Audit Committee and its Board of Directors concluded that the Company should restate its previously issued financial statements and related information in its Annual Report on Form 10-K for the year ended December 31, 2006, to correct the omission of a consolidating adjustment relating to depreciation expense for 2006 attributable to an impairment charge against property and equipment of a subsidiary recorded in a prior year.

This Amendment No. 1 includes the following for the year ended December 31, 2006: (1) Item 6. Selected Financial Data to correct the income from continuing operations, the related net income and net income per share data, total assets, current liabilities, working capital, property and equipment, net, stockholders’ equity and book value per share, (2) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to (a) correct the 2006 comparison to 2005 as relates to the gross profit, the mechanical equipment gross profit, selling, general and administrative expenses, operating income, net income before taxes, net income and net income per share data, (b) corrections to the discussion in the Liquidity and Capital Resources section to reflect a credit for the overcharge of depreciation expenses and related tax adjustments, (3) Item 8. Consolidated Financial Statements which corrects all the previously reported amounts described, and (4) Item 11. Executive Compensation correcting narrative and a table summarizing Executive Compensation at December 31, 2006 to include an additional bonus payable to an executive officer as a result of an increase in the Company’s net income.

Except for the items discussed in this Explanatory Note, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filings or modify or update those disclosures affected by subsequent events.

Part II.

Item 6.	Selected Financial Data

	2006 (G) (H)	2005 (E) (F)	2004 (A) (B) (C)	2003 (A) (D)	2002
	(As Restated)
Sales and Income
Net sales	$158,916,000	$144,494,000	$140,794,000	$133,139,000	$16,186,000
Income from
Continuing operations	$5,699,000	$609,000	$1,390,000	$5,117,000	$836,000
Discontinued operations	7,000	272,000	114,000	700,000	—

Net income	$5,706,000	$881,000	$1,504,000	$5,817,000	$836,000

Per Share Data
Net income-Basic
Continuing operations	$.51	$.05	$.12	$.46	$.07
Discontinued operations	.00	.03	.01	.06	.00

Net income	$.51	$.08	$.13	$.52	$.07

Net income-Diluted
Continuing operations	$.45	$.05	$.11	$.42	$.07
Discontinued operations	.00	.02	.01	.06	.00

Net income	$.45	$.07	$.12	$.48	$.07

Financial Position (At Year End)
Current assets	$53,051,000	$43,664,000	$49,361,000	$45,854,000	$16,365,000
Total assets	$79,797,000	$80,992,000	$90,972,000	$101,065,000	$18,405,000

Current liabilities	$16,718,000	$17,565,000	$20,201,000	$19,390,000	$4,248,000

Current ratio	3.2 to 1	2.5 to 1	2.4 to 1	2.4 to 1	3.9 to 1

Working capital	$36,333,000	$26,099,000	$29,160,000	$26,464,000	$12,117,000

Property and equipment, net	$20,879,000	$26,327,000	$26,559,000	$35,858,000	$1,620,000

Long-term debt	$943,000	$7,623,000	$21,211,000	$37,846,000	$1,554,000
Long-term debt, related party	$12,029,000	$9,721,000	$3,000,000	$—	$—

Stockholders' equity	$25,395,000	$20,026,000	$19,202,000	$17,691,000	$11,721,000

Book value per share	$2.25	$1.78	$1.70	$1.57	$1.06

(A)	Newcor operations have been included in the Consolidated Financial Statements of EXX commencing January 31, 2003. See Note 3 to the Consolidated Financial Statements.
(B)	Includes $4,523,000 pretax impairment charges.
(C)	Includes $2,520,000 pretax gain from forgiveness of indebtedness.
(D)	Includes retroactive $407,000 or $.04 per share after tax amortization charge.
(E)	Includes $1,418,000 pretax impairment charges.
(F)	Includes $1,200,000 pretax gain from forgiveness of indebtedness.
(G)	Includes $1,535,000 pretax impairment charges.
(H)	Includes $428,000 pretax gain from forgiveness of indebtedness.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Gross profit was $22,040,000 in 2006 compared to gross profit of $15,803,000 in 2005, an increase of $6,237,000. Gross profit as a percentage of sales increased to 14% in 2006 compared to 11% in 2005. The Mechanical Equipment segment reported $17,252,000 of gross profit in 2006 compared to $11,662,000 for 2005. Gross profit as a percentage of sales increased to 13% in 2006 from 9% in 2005. The increase in gross profit was due to increased volume and an improved sales mix in the heavy-duty truck business including a reduction in certain start up costs associated with new “AXL” programs in 2005. The Plastics and Rubber segment realized $4,886,000 of gross profit in 2006 compared to $4,141,000 for 2005. Gross profit as a percentage of sales decreased to 19% in 2006 from 20% in 2005. The improved gross profit was the result of the inclusion of the vinyl wall covering products and changing product mix offset by the reduction of sales within the automotive industry.

Selling, general and administrative expenses were $12,507,000 in 2006 compared to $12,729,000 in 2005, a decrease of $222,000 or 2% from 2005. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply purchasing, diligent administrative cost controls and other areas.

Operating income was $7,998,000 in 2006 compared to $1,656,000 in 2005, an increase of $6,342,000. Operating income in 2006, as reported, reflected a $1,252,000 impairment charge to goodwill, a $106,000 impairment charge to customer relationships and a $177,000 impairment charge to fixed assets as described in Note 5 to EXX’s consolidated financial statements. Operating income in 2005, as reported, reflected a $1,368,000 impairment charge to goodwill and a $50,000 impairment charge to fixed assets as referred to in Note 5 to EXX’s consolidated financial statements. The Mechanical Equipment segment generated operating income of $11,408,000 in 2006, compared to $3,082,000 in 2005, an increase of $8,326,000. The Plastics and Rubber segment generated operating income of $275,000 in 2006, compared to operating income of $229,000 in 2005, an increase of $46,000. Corporate and operating loss was $3,682,000 in 2006, compared to an operating loss of $1,243,000 in 2005 an increase of $2,439,000.

Income before income taxes was $8,928,000 in 2006 compared to $1,441,000 in 2005, an increase of $7,487,000. Income before income taxes in 2006 reflects a gain of $428,000 from early extinguishment of debt discussed in Note 9 to EXX’s consolidated financial statements. The gain related to the purchase of $3,447,000 principal amount of Newcor unsecured notes for a price of $3,019,000 and the subsequent cancellation of these notes. Income from continuing operations before income taxes in 2005 reflected a gain of $1,200,000 from early extinguishment of debt discussed in Note 9 to EXX’s consolidated financial statements. The gain related to the purchase of $6,000,000 principal amount of Newcor unsecured notes for a purchase price of $4,800,000 and the subsequent cancellation of $2,800,000 these notes. Interest expense was $1,170,000 in 2006 compared to $1,622,000 in 2005. The overall decrease in interest reflected the reduction in the various debt instruments during the year.

EXX generated net income of $5,706,000 or $.51 per share basic and $.45 per share diluted compared to a net income of $881,000 or $.08 per share basic and $.07 per share diluted in 2005.

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

Liquidity and Capital Resources

During 2006, EXX generated $17,683,000 of cash flows from operating activities compared to $8,282,000 in 2005. In 2006, cash flow of $14,521,000 was provided from income before depreciation and amortization, deferred income taxes and special charges and credits compared to $8,551,000 in 2005. In 2006, operating cash flows of $2,081,000 were used to fund an increase of accounts payable totaling $1,881,000 offset by the reduction of $1,517,000 of accounts receivable, $2,139,000 of inventories and $306,000 of other current assets. In 2005, operating cash flows of $721,000 were used to fund an increase of accounts payable totaling $1,616,000 offset by the reduction of $158,000 of accounts receivable, $1,829,000 of inventories and $350,000 of other current assets.

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

At the end of 2006, EXX reported working capital of approximately $36,333,000 and a current ratio of 3.2 to 1. At the end of 2005, EXX reported working capital of approximately $26,099,000 and a current ratio of 2.5 to 1.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principles. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of change to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles. SFAS No. 154 defines retrospective application as the application of different accounting principles to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principles. The Company has applied the provisions of SFAS No. 154 in conjunction with the restatement described in Note 1A.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and schedules required by this Item may be found beginning with the index page on page F-1 immediately following the signature page and are incorporated herein by reference.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES The Company’s management, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Management had previously concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. However, in connection with the restatement of the Company’s previously issued consolidated financial statements described below, management determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the period covered by this report. Because of the material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS As discussed in Note 1A. to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements. Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the effects of the corrections were material to its 2006 annual consolidated financial statements. Accordingly, management concluded that it would restate the Company’s previously issued 2006 annual consolidated financial statements.

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual consolidated financial statements will not be prevented or detected. As of the end of the period covered by this report, the Company did not maintain adequate effective controls over the completeness and accuracy of its accounting of its depreciation expense on a consolidated basis and the related tax and earnings effect to the consolidated financial statements. The control deficiency resulted in accounting errors to depreciation expense and its related bonus expense and tax effect which resulted in the restatement of the Company’s 2006 annual consolidated financial statements. In addition, the control deficiency could result in a misstatement of other expenses that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. As of the end of the period covered by this report, the Company did not maintain effective controls over the completeness and accuracy of its earnings per share disclosures. Specifically, the Company did not maintain effective review and approval controls over the appropriate sequencing of depreciation charges. Accordingly, management determined that this control deficiency constitutes a material weakness.

MANAGEMENT’S REMEDIATION PLAN The Company, under the supervision of its Chief Executive Officer and Chief Financial Officer, in discussion with the Audit Committee and the Board of Directors, is currently evaluating steps that it can take to remediate the material weaknesses in its internal control over financial reporting, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise.

CHANGES IN INTERNAL CONTROL There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part III

Item 11.	Executive Compensation

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

In addition, the Committee has reviewed with Mr. Segal, his programs, goals and expectations as regards his compensation for both EXX and Newcor for the short, mid term and long term periods. In connection with Mr. Segal’s compensation, the Committee has also considered (i) enhancement of stockholder value (ii) continuity of market share (iii) employee relations (iv) conformity with applicable governmental regulations and (v) overall feedback from both employees, the marketplace and the public.

Bonus

Mr. Segal’s contracts provide for a bonus from both EXX and Newcor. The EXX bonus is computed as 5% of the annual operating profit of EXX excluding Newcor’s operating profit. This amount is payable annually. Mr. Segal earned $105,000 as a bonus based on the net income of EXX in 2006

Mr. Segal’s bonus at Newcor is also computed at 5% of the annual operating profit of Newcor. However, under terms of his amended contract as mandated by the Creditors Committee during the Newcor Bankruptcy in 2002, Mr. Segal must defer the bonus until 91 days after complete payment of all the outstanding Newcor Senior Subordinated Notes. There are currently $12,553,000 of these notes outstanding. Mr. Segal earned $343,000 as a bonus based on the formula in 2006. The payment of such bonus to Mr. Segal is being deferred as noted above.

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

Retirement, Health and Welfare and Other Benefits

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

Disability Payments

During the first six (6) months of a disability as defined, Mr. Segal will be entitled to receive his regularly established salary and bonus, less any monthly disability income insurance payments.

Life Insurance

Mr. Segal has a group life insurance contract through a subsidiary of EXX for a sum of $300,000. In addition, Mr. Segal has a group life insurance contract through Newcor for a total of $800,000

Pension Benefits

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David A. Segal CEO and CFO	2006	918,109	448,000	—	—	—	6,880	—	1,372,989
	2005	916,909	111,000	—	—	—	—	—	1,027,909
	2004	887,054	428,000	—	—	—	—	—	1,315,054

(1)	Includes a bonus accrued by Newcor of $343,000 for 2006, $44,000 for 2005 and $367,000 for 2004. Pursuant to the terms of the Indenture governing Newcor’s $12,553,000 of unsecured notes, this bonus cannot be paid until the unsecured notes are paid in full.

Outstanding Equity Awards at Fiscal Year-End

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

Change of Control and Severance Arrangements Table

Name (a)	Total Payments/ Benefits provided upon Termination due to Disability ($) (b)	Total Payments/ Benefits provided upon Death ($) (c)	Total Payments/ Benefits provided upon Termination without Clause ($) (d)	Total Payments/ Benefits provided upon Retirement ($) (e)	Total Payments/ Benefits provided upon Termination following Change of Control ($) (f)
David A. Segal	237,000	3,577,000	6,622,000	(1)	6,622,000

(1)	Mr. Segal is covered under two pension plans described elsewhere in this section.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm
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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXX INC (Registrant)

Date: April 23, 2007	By:	/s/ DAVID A. SEGAL
David A. Segal, Chairman of the Board Chief Executive Officer Chief Financial Officer

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

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey

February 28, 2007, except for Note 1A

as to which the date is April 10, 2007

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET S

December 31,	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$19,154,000	$6,478,000
Short-term investment	1,182,000
Accounts receivable, less allowances of $512,000 and $375,000 in 2006 and 2005, respectively	19,846,000	21,508,000
Inventories	10,166,000	12,462,000
Other current assets	899,000	1,205,000
Deferred tax asset	1,804,000	2,011,000

Total current assets	53,051,000	43,664,000

Property and equipment, net	20,879,000	26,327,000

Other assets
Goodwill	3,598,000	6,921,000
Intangible assets, net	1,825,000	2,816,000
Other	444,000	1,264,000

	5,867,000	11,001,000

	$79,797,000	$80,992,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$1,632,000	$1,632,000
Accounts payable and other current liabilities	13,974,000	15,904,000
Income taxes payable	1,112,000	29,000

Total current liabilities	16,718,000	17,565,000

Long-term liabilities
Long-term debt, less current portion	943,000	7,623,000
Long-term debt, related party	12,029,000	9,721,000
Post-retirement benefits, other than pensions	3,005,000	3,266,000
Pension liability and other	6,509,000	6,495,000
Deferred tax liability	15,198,000	16,296,000

	37,684,000	43,401,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 10,409,913 shares issued and outstanding at December 31, 2006 and 12,061,607 shares issued at December 31, 2005	104,000	121,000
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 857,967 shares issued and outstanding at December 31, 2006 and 874,693 shares issued at December 31, 2005	9,000	9,000
Capital in excess of par value	1,885,000	2,859,000
Accumulated other comprehensive loss	(658,000)	(326,000)
Retained earnings	24,055,000	18,349,000
Less treasury stock, at cost, 1,649,300 shares of Class A common stock and 16,600 shares of Class B common stock, at December 31, 2005		(986,000)

Total stockholders’ equity	25,395,000	20,026,000

	$79,797,000	$80,992,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION S

Years Ended December 31,	2006	2005	2004
Net sales	$158,916,000	$144,494,000	$140,794,000
Cost of sales	136,876,000	128,691,000	119,533,000

Gross profit	22,040,000	15,803,000	21,261,000

Selling, general and administrative expenses	12,507,000	12,729,000	14,878,000
Impairment charge on long-lived assets	1,535,000	1,418,000	4,523,000

	14,042,000	14,147,000	19,401,000

Operating income	7,998,000	1,656,000	1,860,000

Other income (expenses)
Interest expense	(1,170,000)	(1,622,000)	(1,917,000)
Interest income	856,000	360,000	201,000
Other income (expense)	42,000	(141,000)	64,000
Gain on sale of division of subsidiary	774,000
Gain on forgiveness of debt	428,000	1,200,000	2,520,000
Minority interest in income of consolidated subsidiary		(12,000)	(7,000)

	930,000	(215,000)	861,000

Income from continuing operations before income taxes	8,928,000	1,441,000	2,721,000
Income taxes	3,229,000	832,000	1,331,000

Income from continuing operations	5,699,000	609,000	1,390,000
Discontinued operations:
Income from discontinued operations of a division of a subsidiary, net of income taxes of $3,000, $140,000 and $59,000 in 2006, 2005 and 2004, respectively	7,000	272,000	114,000

Net income	$5,706,000	$881,000	$1,504,000

Basic net income per common share:
Income from continuing operations	$0.51	$0.05	$0.12
Income from discontinued operations	0.00	0.03	0.01

Net income	$0.51	$0.08	$0.13

Assuming dilution net income per common share:
Income from continuing operations	$0.45	$0.05	$0.11
Income from discontinued operations	0.00	0.02	0.01

Net income	$0.45	$0.07	$0.12

Weighted average common shares outstanding
Basic	11,268,000	11,270,000	11,270,000

Diluted	12,619,000	12,396,000	12,467,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	Class A	Class B
Balances, January 1, 2004	$121,000	$9,000	$2,859,000	$(276,000)	$15,964,000	$(986,000)	$17,691,000
Net income					1,504,000		1,504,000	1,504,000
Other comprehensive income, net of tax effect
Minimum pension liability adjustment				7,000			7,000	7,000	(a)

Total comprehensive income								$1,511,000

Balances, December 31, 2004	121,000	9,000	2,859,000	(269,000)	17,468,000	(986,000)	19,202,000
Net income					881,000		881,000	881,00
Other comprehensive income (loss), net of tax effect
Minimum pension liability adjustment				(57,000)			(57,000)	(57,000	)(a)

Total comprehensive income								$824,000

Balances, December 31, 2005	121,000	9,000	2,859,000	(326,000)	18,349,000	(986,000)	20,026,000
Net income					5,706,000		5,706,000	5,706,000
Purchase of treasury stock						(5,000)	(5,000)
Retirement of treasury stock	(17,000)		(974,000)			991,000
Other comprehensive income (loss), net of tax effect
Minimum pension liability adjustment				(379,000)			(379,000)	(379,000	)(a)
Net unrealized gain on marketable security				47,000			47,000	47,000	(b)

Total comprehensive income								$5,374,000

Balances, December 31, 2006	$104,000	$9,000	$1,885,000	$(658,000)	$24,055,000	$—	$25,395,000

(a)	Minimum pension liability adjustment has been recorded net of tax effects of $(196,000), $(30,000) and $5,000, respectively, in 2006, 2005 and 2004.
(b)	Net unrealized gain on marketable securities has been recorded net of tax effect of $24,000 in 2006.

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2006	2005	2004
Cash flows from operating activities
Net income	$5,706,000	$881,000	$1,504,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,222,000	6,589,000	7,600,000
Deferred income taxes	969,000	480,000	25,000
Impairment charge on long-lived assets	1,535,000	1,418,000	4,523,000
Gain on sale of division of subsidiary	(774,000)
Gain on forgiveness of debt	(428,000)	(1,200,000)	(2,520,000)
Pension curtailment gain			(448,000)
Minority interest in income of consolidated subsidiary		12,000	7,000
Loss on abandonment of property and equipment	291,000	371,000	142,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable, net	1,517,000	158,000	(2,338,000)
Inventories	2,139,000	1,829,000	(589,000)
Other current assets	306,000	350,000	156,000
Refundable income taxes			196,000
Other assets	820,000	(71,000)	521,000
Accounts payable and other current liabilities	(1,881,000)	(1,616,000)	1,769,000
Income taxes payable	1,083,000	(330,000)	359,000
Post-retirement benefits, other than pensions and pension liability and other	(822,000)	(589,000)	(248,000)

Net cash provided by operating activities	17,683,000	8,282,000	10,659,000

Cash flows from investing activities
Purchases of property and equipment	(1,647,000)	(5,663,000)	(874,000)
Proceeds from sale of division of subsidiary	1,700,000
Purchase of short-term investment	(1,111,000)
Proceeds from sale of property and equipment		205,000
Purchase of Newcor minority interest		(133,000)
Payment for acquisition of assets (See Note 3)		(3,650,000)

Net cash used in investing activities	(1,058,000)	(9,241,000)	(874,000)

Cash flows from financing activities
Payments on long-term debt	(3,944,000)	(5,611,000)	(8,793,000)
Purchase of treasury stock	(5,000)

Net cash used in financing activities	(3,949,000)	(5,611,000)	(8,793,000)

Net increase (decrease) in cash and cash equivalents	12,676,000	(6,570,000)	992,000

Cash and cash equivalents, beginning of year	6,478,000	13,048,000	12,056,000

Cash and cash equivalents, end of year	$19,154,000	$6,478,000	$13,048,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Years Ended December 31,	2006	2005	2004
Supplemental disclosures of cash flow information, cash paid during the year for: Interest	$1,288,000	$1,692,000	$2,114,000

Income taxes	$1,357,000	$412,000	$1,461,000

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

1A. Restatement

The Company has restated its consolidated financial statements, as previously reported in its Form 10-K filed on March 30, 2007, for the error described below. In April 2007, management discovered a misstatement related to the omission of a consolidating adjustment relating to depreciation expense for 2006 attributable to an impairment charge against property and equipment recorded in a prior year. As a result of such error, depreciation expense for such period was overstated by $979,000, and operating income, income tax and net income were understated by $930,000, $333,000 and $597,000, respectively. The foregoing does not affect the years ended December 31, 2005 or 2004.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1A. Restatement (continued)

The following is a reconciliation of the consolidated balance sheet and consolidated statement of operations as previously reported in the Company’s Form 10-K as of and for the year ended December 31, 2006, filed on March 30, 2007, to the consolidated balance sheet and consolidated statement of operations as reported in the accompanying consolidated financial statements included in the Company’s Form 10-K/A:

	“As Previously Reported” December 31, 2006	Adjustments	“As Restated” December 31, 2006
ASSETS
Total current assets	$53,051,000	$—	$53,051,000
Property and equipment, net	19,900,000	979,000	20,879,000
Other assets	5,867,000		5,867,000

	$78,818,000	$979,000	$79,797,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$16,669,000	$49,000	$16,718,000
Total long-term liabilities	37,351,000	333,000	37,684,000
Total stockholders’ equity	24,798,000	597,000	25,395,000

	$78,818,000	$979,000	$79,797,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1A. Restatement (continued)

	“As Previously Reported” Year Ended December 31, 2006	Adjustments	“As Restated” Year Ended December 31, 2006
Net sales	$158,916,000	$—	$158,916,000
Cost of sales	137,855,000	(979,000)	136,876,000

Gross profit	21,061,000	979,000	22,040,000

Selling, general and administrative expenses	12,458,000	49,000	12,507,000
Impairment charge on long-lived assets	1,535,000		1,535,000

	13,993,000	49,000	14,042,000

Operating income	7,068,000	930,000	7,998,000
Other income	930,000		930,000

Income from continuing operations before income taxes	7,998,000	930,000	8,928,000
Income taxes	2,896,000	333,000	3,229,000

Income from continuing operations	5,102,000	597,000	5,699,000
Discontinued operations	7,000		7,000

Net income	$5,109,000	$597,000	$5,706,000

Basic net income per common share:
Income from continuing operations	$0.45	$0.06	$0.51
Income from discontinued operations	0.00	0.00	0.00

Net Income	$0.45	$0.06	$0.51

Assuming dilution net income per common share:
Income from continuing operations	$0.40	$0.05	$0.45
Income from discontinued operations	0.00	0.00	0.00

Net Income	$0.40	$0.05	$0.45

Weighted average common shares outstanding
Basic	11,268,000		11,268,000

Diluted	12,619,000		12,619,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of significant accounting

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of significant accounting policies (continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principles. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of change to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles. SFAS No. 154 defines retrospective application as the application of different accounting principles to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principles. The Company has applied the provisions of SFAS No. 154 in conjunction with the restatement described in Note 1A.

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7. Property and equipment

Property and equipment consists of the following at December 31, 2006 and 2005:

	2006	2005
Land	$1,569,000	$1,569,000
Buildings and improvements	12,170,000	12,381,000
Machinery and equipment	35,415,000	35,019,000

	49,154,000	48,969,000
Less accumulated depreciation and amortization	28,275,000	22,642,000

	$20,879,000	$26,327,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long-term debt

Long-term debt at December 31, 2006 and 2005 is comprised of the following:

			2006	2005
Promissory notes with monthly payments of approximately $82,000, including interest at various rates ranging from 6.00%—7.00% per annum, through February 2009, collateralized by certain equipment of Newcor and its subsidiaries			$1,286,000	$2,211,000
Unsecured senior notes	(a	)	12,553,000	16,000,000
Note payable with monthly payments of approximately $4,000, including interest at 4.00% per annum, through September 2015, collateralized by substantially all of the assets of a subsidiary	(b	)	394,000	394,000
Note payable with monthly payments of approximately $2,000, including interest at 4.00% per annum, through December 2023, collateralized by substantially all of the assets of a subsidiary	(b	)	371,000	371,000

			14,604,000	18,976,000
Less current portion			1,632,000	1,632,000

			$12,972,000	$17,344,000

Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31,
2007	$1,632,000
2008	386,000
2009	33,000
2010	—
2011	—

(a)	Newcor and its subsidiaries entered into an agreement with various unsecured debtors as a result of a Plan of Reorganization (the “Unsecured Notes”) in 2003. The Unsecured Notes bear interest at 6% in the first 5 years and 7% in the last five-years of these ten-year notes. Annual amortization is based on excess cash flow as defined in the indenture but is generally calculated as earnings before income taxes plus depreciation and amortization less capital expenditures up to a maximum of $5,000,000, less cash paid for taxes, less term debt reductions.

The balance remaining after amortization based on the excess cash flow is due upon maturity of the notes on January 31, 2013. No principal payments were required on the Unsecured Notes for the years ended December 31, 2006 and 2005.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Newcor was in compliance with all bank covenants at December 31, 2006.

10. Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005
Trade accounts payable	$6,335,000	$7,923,000
Warranty	125,000	152,000
Payroll and related costs	2,854,000	3,317,000
Customer deposits	273,000	270,000
Commissions payable	339,000	374,000
Refundable purchase discounts	539,000	477,000
Other accrued expenses	3,509,000	3,391,000

	$13,974,000	$15,904,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes

The provision for income taxes consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Current
Federal	$1,926,000	$165,000	$1,101,000
State	337,000	327,000	264,000

	2,263,000	492,000	1,365,000
Deferred
Federal	969,000	480,000	25,000

	$3,232,000	$972,000	$1,390,000

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2006%	2005%	2004%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	2.8	11.7	4.8
Manufacturer’s deduction	(0.1)	(2.6)
Permanent timing difference attributable to impairment charge on goodwill	4.8	25.0	9.7
Permanent timing difference attributable to charitable contributions	(0.2)	(8.0)
Other	(5.1)	(7.6)	(2.4)

Effective income tax rate	36.2	52.5	46.1

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income taxes (continued)

	2006	2005
Deferred tax assets
Allowance for doubtful accounts, warranty and notes receivable	$241,000	$192,000
Equity in loss of Newcor	1,068,000	1,068,000
Inventories	459,000	519,000
Pension and post retirement obligations	3,096,000	3,150,000
Accrued liabilities and other	1,394,000	1,718,000

	6,258,000	6,647,000
Valuation allowance	(1,068,000)	(1,068,000)

	5,190,000	5,579,000

Deferred tax liabilities
Accumulated DISC earnings	(700,000)	(638,000)
Property and equipment	(1,240,000)	(2,187,000)
Intangible assets	(621,000)	(957,000)
Investment in subsidiaries	(15,873,000)	(15,873,000)
Other	(150,000)	(209,000)

	(18,584,000)	(19,864,000)

Deferred tax liability, net	$(13,394,000)	$(14,285,000)

The amounts are recorded in the consolidated balance sheets as follows:

	2006	2005
Deferred tax asset, current	$1,804,000	$2,011,000
Deferred tax liability	(15,198,000)	(16,296,000)

	$(13,394,000)	$(14,285,000)

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment information (continued)

Operating segment information for 2006, 2005 and 2004 is summarized as follows:

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2006
Net sales	$133,805,000	$25,111,000	$—	$158,916,000

Income (loss) from continuing operations before total income taxes	$12,231,000	$304,000	$(3,607,000)	$8,928,000

Total assets (at year end)	$30,597,000	$10,455,000	$38,745,000	$79,797,000

Depreciation and amortization	$5,100,000	$631,000	$1,491,000	$7,222,000

Capital expenditures	$1,148,000	$499,000	$—	$1,647,000

2005
Net sales	$123,984,000	$20,510,000	$—	$144,494,000

Income (loss) from continuing operations before total income taxes	$1,893,000	$580,000	$(1,032,000)	$1,441,000

Total assets (at year end)	$42,406,000	$13,482,000	$25,104,000	$80,992,000

Depreciation and amortization	$4,866,000	$657,000	$1,066,000	$6,589,000

Capital expenditures	$4,576,000	$1,087,000	$—	$5,663,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment information (continued)

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2004
Net sales	$118,282,000	$22,512,000	$—	$140,794,000

Income (loss) from continuing operations before income taxes	$2,654,000	$3,735,000	$(3,668,000)	$2,721,000

Total assets (at year end)	$40,506,000	$13,427,000	$37,039,000	$90,972,000

Depreciation and amortization	$5,118,000	$779,000	$1,703,000	$7,600,000

Capital expenditures	$840,000	$34,000	$—	$874,000

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. Selected quarterly results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$42,975,000	$42,573,000	$36,402,000	$36,966,000

Gross profit	$5,601,000	$6,144,000	$5,121,000	$5,174,000

Net income	$330,000	$2,124,000	$1,227,000	$2,025,000	(a)

Basic net income per common share:	$0.03	$0.19	$0.11	$0.18

Assuming dilution net income per common share	$0.03	$0.17	$0.10	$0.15

(a)	The first quarter of 2006 includes an impairment charge of $1,358,000 on long-lived assets. The fourth quarter of 2006 includes an impairment charge of $177,000 on long-lived assets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Selected quarterly results (unaudited) (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$36,804,000	$36,884,000	$33,274,000	$37,532,000

Gross profit	$4,393,000	$5,072,000	$2,945,000	$3,393,000

Net income (loss)	$456,000	$718,000	$(497,000)	$204,000	(b)

Basic net income (loss) per common share:	$0.04	$0.06	$(0.04)	$0.02

Assuming dilution net income (loss) per common share	$0.04	$0.06	$(0.04)	$0.02

(b)	The fourth quarter of 2005 includes debt forgiveness income of $1,200,000 and an impairment charge of $1,418,000 on long-lived assets.

EXX INC AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions -		Deductions from Reserves	Balance at End of Period
DESCRIPTION		Charged to income	Charged to other accounts
2006
Reserve for bad debts and allowances	$375,000	$137,000	$—	$—	$512,000

Reserve for returns and allowances	$250,000	$—	$—	$175,000	$75,000

Reserve for dispositions of inventories	$1,368,000	$204,000	$—	$367,000	$1,205,000

2005
Reserve for bad debts and allowances	$249,000	$126,000	$—	$—	$375,000

Reserve for returns and allowances	$325,000	$—	$—	$75,000	$250,000

Reserve for dispositions of inventories	$877,000	$854,000	$—	$363,000	$1,368,000

2004
Reserve for bad debts and allowances	$180,000	$69,000	$—	$—	$249,000

Reserve for returns and allowances	$342,000	$—	$—	$17,000	$325,000

Reserve for dispositions of inventories	$835,000	$150,000	$—	$108,000	$877,000

S-1