Form 10-Q
period 2007-03-31
EXX INC/NV/
filed 2007-05-14
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding as of May 10, 2007: 10,394,423 Class A Shares and 857,967 Class B Shares.

PART 1. FINANCIAL INFORMATION

ITEM 1. EXX INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A.	Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,134	$19,154
Short-term investments	—	1,182
Accounts receivable, less allowances of $599 and $375, respectively	20,223	19,846
Inventories	9,491	10,166
Other current assets	1,695	899
Income tax receivable	359	—
Deferred tax asset	1,804	1,804

Total current assets	54,706	53,051

Property and equipment, net	19,377	20,879

Other assets
Goodwill	3,175	3,598
Intangible assets, net	1,596	1,825
Other	78	444

	4,849	5,867

	$78,932	$79,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$1,697	$1,632
Accounts payable and other current liabilities	14,340	13,974
Income taxes payable	—	1,112

Total current liabilities	16,037	16,718

Long-term liabilities
Long-term debt, less current portion	524	943
Long-term debt, related party	12,150	12,029
Post-retirement benefits, other than pension	3,005	3,005
Pension liability and other	6,372	6,509
Deferred tax liability	15,111	15,198

Total long-term liabilities	37,162	37,684

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 10,409,913 and 10,409,913 shares issued and outstanding, respectively	104	104
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 857,967 and 857,967 shares issued and outstanding, respectively	9	9
Capital in excess of par value	1,885	1,885
Accumulated other comprehensive loss	(705)	(658)
Retained earnings	24,440	24,055

Total stockholders’ equity	25,733	25,395

	$78,932	$79,797

See notes to condensed consolidated financial statements.

B.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$31,118	$43,095
Cost of sales	27,010	37,396

Gross profit	4,108	5,699

Selling, general and administrative expenses	3,115	3,638
Impairment charge on long-lived assets	—	1,358

	3,115	4,996

Operating income	993	703

Other income (expense)
Interest expense	(220)	(319)
Interest income	248	105
Gain on sale of assets of subsidiary	206	—
Gain on sale of assets of division of subsidiary	—	774
Loss on disposal of marketable securities	(680)	—
Other income	36	24

	(410)	584

Income from continuing operations before income taxes	583	1,287
Income taxes	198	964

Income from continuing operations	385	323
Discontinued operations:
Income from discontinued operations of division of subsidiary, net of income taxes	—	7

Net income	$385	$330

Basic net income per common share:
Income from continuing operations	$.03	$.03
Income from discontinued operations	$.00	$.00

Net income per common share-basic	$.03	$.03

Assuming dilution net income per common share:
Income from continuing operations	$.03	$.03
Income from discontinued operations	$.00	$.00

Net income per common share-diluted	$.03	$.03

Weighted average common shares outstanding
Basic	11,267,880	11,269,952

Diluted	12,751,810	12,412,441

See notes to condensed consolidated financial statements.

C.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net income	$385	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets of subsidiary	(206)	—
Gain on sale of assets of division of subsidiary	—	(774)
Loss on disposal of marketable securities	680	—
Depreciation and amortization	1,700	2,079
Deferred tax expense	359	317
Impairment charge on long-lived assets	—	1,358

Changes in operating assets and liabilities, net	(876)	2,496

Net cash provided by operating activities	2,042	5,806

Cash flows from investing activities
Acquisition of property and equipment, net	(970)	(873)
Proceeds from sale of property and equipment	770	44
Proceeds from sale of assets of subsidiary	371	—
Proceeds from sale of assets of division of subsidiary	—	1,700

Net cash provided by investing activities	171	871

Cash flows from financing activities
Payments of long-term debt	(233)	(266)
Purchase of treasury stock	—	(5)

Net cash used in financing activities	(233)	(271)

Net increase in cash and cash equivalents	1,980	6,406
Cash and cash equivalents, beginning of period	19,154	6,478

Cash and cash equivalents, end of period	$21,134	$12,884

Supplemental disclosure of cash flow
information, cash paid during the period for:
Interest	$430	$632
Income taxes	$1,000	$200

See notes to condensed consolidated financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements of EXX INC (the “Company”) as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 set forth in this Form 10-Q include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments so made are of a normal recurring nature. The unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as amended by the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed April 23, 2007. Results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2: Inventories

Inventories are summarized as follows:

	March 31, 2007	December 31, 2006
	(unaudited)
Raw materials	$6,709	$5,755
Work in process	347	393
Finished goods	2,435	4,018

	$9,491	$10,166

Note 3: Long-term debt

A summary of long–term debt follows:

			March 31, 2007	December 31, 2006
			(unaudited)
Revolving credit line at 2% over Libor	(a	)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00% - 7.00%			1,053	1,286
Notes payable at 4% through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	394	394
Notes payable at 4% through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Unsecured notes payable of a subsidiary, currently 6%, due 2013	(c	)	12,553	12,553

			14,371	14,604
Less current portion			1,697	1,632

			$12,674	$12,972

(a)	In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allowed for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit at December 31, 2006. The 2004 Credit Agreement was allowed to expire in February 2007 since the Company deemed it unnecessary for current operations.
(b)	These notes are in default and, accordingly, have been classified as currently due.
(c)	At March 31, 2007, the Company’s Chairman (either personally or through entities controlled by the Chairman) owned approximately 97% of the outstanding unsecured notes.

Note 4: Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. The difference between the number of shares used to compute basic net income per common share and diluted net income per common share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended March 31, 2007, these shares amounted to 1,483,930 shares. For the three months ended March 31, 2006, these additional shares amounted to 1,142,489 shares.

Note 5: Impairment of Long-Lived Assets

The Company determined that a charge to earnings of approximately $1,252 related to the impairment of goodwill in the Plastics and Rubber segment was required during the first quarter of 2006. The Company also determined that a charge to earnings of approximately $106 related to the impairment of its customer relationships recorded at the corporate level was required during the first quarter of 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” management performed an impairment analysis on all long-lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the first quarter of 2006.

Note 6: Pension Plan Information

The Company is required to report the following information on an interim basis under SFAS No. 132 “Employer’s Disclosure about Pensions and Other Post Retirement Benefits-an amendment of FASB statements Nos. 87, 88 and 106” with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFITS COST (INCOME)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Service cost	$15	$17
Interest cost	614	618
Expected return on plan assets	(765)	(777)
Amortization	13	—

Net periodic pension cost (income)	$(123)	$(142)

The Company previously disclosed in the consolidated financial statements for December 31, 2005 it did not intend to make contributions to its plans in 2006. In the consolidated financial statements for December 31, 2006 the Company indicated it intended to make and has contributed $59,000 to its pensions plans in April 2007.

Note 7: Segment Reporting

The Company complies with the reporting requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company is organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, machine tools, electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components primarily for the automotive industry, toys and vinyl wall coverings.

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	(unaudited)
	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Net sales to unaffiliated customers three months ended March 31,
2007	$25,388	$5,730	$—	$31,118
2006	$35,484	$7,611	$—	$43,095

Operating income (loss) three months ended March 31,
2007	$1,257	$294	$(558)	$993
2006	$1,973	$(1,178)	$(92)	$703

Income (loss) from continuing operations before income taxes three months ended March 31,
2007	$1,500	$303	$(1,220)	$583
2006	$2,002	$(1,055)	$340	$1,287

The following is a listing of sales by major product group sold by the operating segments of the Company for the following periods.

	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Mechanical Equipment
Machined production components	$24,117	$34,361
Electric motors and cable pressurization equipment	1,271	1,123

	$25,388	$35,484

Plastics and Rubber
Manufactured, molded plastic and rubber components	$1,271	$2,394
Impulse toys and other	4,459	5,217

	$5,730	$7,611

Note 8: Recent Developments

At the end of March and the beginning of April, 2007, EXX sold 361,000 or 9.02% of the issued and outstanding common shares of All American Semiconductor Inc. in open market transactions for an aggregate sale price of approximately $430, resulting in a loss to EXX of $680 which has been recorded in the first quarter consolidated condensed financial statements. As reported previously, EXX acquired shares in All American Semiconductor Inc. as an investment and then pursued discussions with its management which did not produce any arrangements or agreements between the two companies.

In February 2007, the Company sold a subsidiary’s unused building and related property to a private interest for net proceeds of $770 resulting in a loss of $177 which was recorded in the fourth quarter of 2006 as an impairment of the related property.

On March 31, 2007, the Company sold substantially all the operating assets of its electric motor manufacturing subsidiary to private interests for a sale price of $371. The gain on the transaction totaling $206 is reflected in the Other Income section of the condensed consolidated financial statements for the three months ended March 31, 2007.

Note 9: Other

In late September 2006, Detroit Diesel Inc., (“DDC”) informed Newcor that effective December 31, 2007 the contract between DDC and a Newcor subsidiary to produce Rocker Arm Sets would not be extended. At this time, it does not appear that there will be any demand for this product in the second half of 2007. These sets accounted for approximately 63% of that subsidiary’s sales in 2006. Management has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to DDC, under the provisions of SFAS No. 144. Based on this analysis, Management has determined that at March 31, 2007 there is no impairment of customer relationships or goodwill.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. In 2006, AXL in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 5 to the Company’s condensed consolidated financial statements.

On January 31, 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests for a sale price $1,700. The gain on the transaction totaling $774 is reflected in the Other Income section of the condensed consolidated financial statements for the three months ended March 31, 2006.

Note 10: Recent Accounting Pronouncement

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Net sales for the first quarter of 2007 were $31,118 compared to $43,095 in 2006, an $11,977 decrease. The Mechanical Equipment segment reported first quarter total sales of $25,388, which was a decrease of $10,096 or 28% less than the prior year’s sales of $35,484. The decrease was primarily due to decreased sales in the heavy-duty truck and specialty machining markets, and also by decreased sales in the automotive industry. The Company believes that the downward sales trend is being encountered throughout these industries by the firms supplying comparable products. The Plastics and Rubber segment first quarter sales were $5,730 in 2007 compared to $7,611 in the same period in 2006, a $1,881 decrease or 25%. The decrease in the Plastics and Rubber segment was due to decreased volume caused by the factors mentioned above.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. In 2006, AXL in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 5 to the Company’s condensed consolidated financial statements.

Gross profit for the first quarter of 2007 totaled $4,108 or 13% of sales compared to $5,699 or 13% of sales for the comparable period in 2006. The Mechanical Equipment segment accounted for a gross profit of $2,828 in the first quarter of 2007 compared to $3,836 for the comparable three-month period in 2006. Gross profit as a percentage of sales in the Mechanical Equipment segment remained the same at 11% compared to the three-month period in 2006. The Plastics and Rubber segment accounted for a gross profit of $1,280 in the first quarter of 2007 compared to $1,863 for the comparable three-month period in 2006. Gross profit as a percentage of sales decreased to 22% from 24% for the comparable three-month period in 2006. The percentage decrease is the result of the product mix and the decrease of sales within the segment.

Selling, general & administrative expenses were $3,115 for the first quarter of 2007, compared to $3,638 for the first quarter of 2006. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply, purchasing, administrative cost controls and other areas.

Operating income for the first quarter of 2007 was $993 compared to $703 for the first quarter of 2006. Operating income in 2006 includes a $1,252 impairment charge on long-lived assets for a subsidiary in the Plastics and Rubber segment and includes a $106 impairment charge on long-lived assets recorded at the corporate level, as discussed in Note 5 to the Company’s condensed consolidated financial statements.

Other income (expense) for the first quarter of 2007 was ($410) compared to other income of $584 for the first quarter of 2006. In 2007 this included a gain of $206 on the sale of the assets of a subsidiary and a loss on disposal of marketable securities of $680. Other income in 2006 included a gain of $774 on the sale of assets of a division of a subsidiary in the Mechanical Equipment segment.

Interest expense for the first quarter of 2007 was $220 compared to $319 in the corresponding period of 2006. The interest reduction was due to reduced debt between the periods.

Net income for the first quarter of 2007 was $385 or $.03 per common share- basic and $.03 per common share-diluted compared to a net income of $330 or $.03 per common share-basic and $.03 per common share-diluted in the comparable period of 2006.

Liquidity and Capital Resources

In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allowed for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit at December 31, 2006. The 2004 Credit Agreement was allowed to expire in February 2007 since the Company deemed it unnecessary for current operations.

For the three months ended March 31, 2007, operating activities generated $2,042 of cash as compared to generating $5,806 of cash in the corresponding period of the preceding year. For the three months ended March 31, 2007, the Company generated $171 in its investment activities which included $770 proceeds from the sale of property and equipment and $371 from the sale of certain assets of a subsidiary less $970 costs of acquisition of property and equipment, net. In the corresponding period of the preceding year, the Company generated $871 in its investment activities which included $1,700 proceeds from the sale of assets of a division of a subsidiary and $44 proceeds from the sale of property and equipment less $873 costs of acquisition of property and equipment, net. Cash totaling $233 was used in financing activities during the three months ended March 31, 2007 principally for the repayment of the Newcor term loan, compared to the use of $271 for the three months ended March 31, 2006 principally for repayment of the Newcor term loan.

At March 31, 2007, the Company reported working capital of approximately $38,669 and a current ratio of 3.4 to 1. In addition, as described in Note 3 to the condensed consolidated financial statements, the Company had $14,371 of long-term debt outstanding including $12,150 payable to a related party. The Company is obtaining its working capital needs through its existing cash balances which the Company considers to be adequate for its current working capital needs for the foreseeable future.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, David A. Segal, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 as amended) As previously disclosed, in connection with the restatement of the Company’s issued consolidated financial statements for the year ended December 31, 2006, management determined that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2006. Management has determined that such material weakness existed as of March 31, 2007, and accordingly management concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

MATERIAL WEAKNESS IN INTERNAL CONTROL. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual consolidated financial statements will not be prevented or detected. As of the end of the period covered by this report, the Company did not maintain adequate effective controls over the completeness and accuracy of its accounting of its depreciation expense on a consolidated basis and the related tax and earnings effect to the consolidated financial statements. The control deficiency resulted in accounting errors to depreciation expense and its related bonus expense and tax effect which resulted in the restatement of the Company’s 2006 annual consolidated financial statements. In addition, the control deficiency could result in a misstatement of other expenses that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. As of the end of the period covered by this report, the Company did not maintain effective controls over the completeness and accuracy of its earnings per share disclosures. Specifically, the Company did not maintain effective review and approval controls over the appropriate sequencing of depreciation charges. Accordingly, management determined that this control deficiency constituted a material weakness.

MANAGEMENT’S REMEDIATION PLAN. The Company, under the supervision of its Chief Executive Officer and Chief Financial Officer, in discussion with the Audit Committee and the Board of Directors, is currently evaluating steps that it can take to remediate the material weaknesses in its internal control over financial reporting, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise.

CHANGES IN INTERNAL CONTROL. As regards internal controls, the review conducted by the Company’s Chief Executive Officer and Chief Financial Officer did not indicate any significant changes in internal controls or other factors that have materially affected or is reasonably likely to materially affect the registrant’s internal controls or financial reporting. The evaluation process and its results were reported to the Company’s Audit Committee and to the outside auditors.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

(a)	Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor Senior Increasing Rate Notes due 2013 Indenture.	(7)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Employment Agreement covering Newcor employment with James J. Connor dated August 9, 2000.	(6)

10.5	Addendum to Employment Agreement covering Newcor employment with James J. Connor.	(5)

10.6	Addendum to Change in Control Agreement covering Newcor employment with James J. Connor.	(5)

10.7	Credit Agreement between Newcor and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(8)

10.8	First Amendment to 2004 Credit Agreement between Newcor and its subsidiaries and National City Bank dated March 28, 2005.	(9)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.
(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.
(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.
(4)	Incorporated by reference to Newcor Form 10-Q Report dated September 30, 2001.
(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.
(6)	Incorporated by reference to Newcor Form 10-K Report dated December 31, 2000.
(7)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.
(8)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.
(9)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: May 11, 2007	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer