Form 10-Q
period 2007-06-30
EXX INC/NV/
filed 2007-08-10
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☐                                Accelerated Filer  ☐                                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Number of shares of common stock outstanding as of August 9, 2007: 9,960,643 Class A Shares and 831,478 Class B Shares.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(In thousands, except for number of shares and per share amounts)

A.	Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,441	$19,154
Short-term investments	—	1,182
Accounts receivable, less allowances of $624 and $512, respectively	21,105	19,846
Inventories	10,276	10,166
Income tax receivable	1,374	—
Deferred tax asset	1,804	1,804
Other current assets	772	899

Total current assets	56,772	53,051

Property and equipment, net	19,026	20,879

Other assets
Goodwill	1,858	3,598
Intangible assets, net	1,378	1,825
Other	398	444

	3,634	5,867

	$79,432	$79,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long-term debt, current portion	$1,233	$1,632
Accounts payable and other current liabilities	15,795	13,974
Income taxes payable	—	1,112

Total current liabilities	17,028	16,718

Long-term liabilities
Long-term debt, less current portion	757	943
Long-term debt, related party	12,150	12,029
Post-retirement benefits, other than pension	3,005	3,005
Pension liability and other	6,236	6,509
Deferred tax liability	15,048	15,198

Total long-term liabilities	37,196	37,684

Commitments
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 10,409,913 shares issued, and 10,005,003 and 10,409,913 shares outstanding, respectively	104	104
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 857,967 shares issued, and 839,797 and 857,967 shares outstanding, respectively	9	9
Capital-in-excess of par value	1,885	1,885
Accumulated other comprehensive loss	(705)	(658)
Retained earnings	25,011	24,055
Less treasury stock, at cost, at June 30, 2007—404,910 shares of Class A common stock and 18,170 shares of Class B common stock	(1,096)	—

Total stockholders’ equity	25,208	25,395

	$79,432	$79,797

See notes to condensed consolidated interim financial statements.

B.	EXX INC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except for number of shares and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$34,039	$42,573	$65,157	$85,668
Cost of sales	29,308	36,429	56,319	73,825

Gross profit	4,731	6,144	8,838	11,843

Selling, general and administrative expenses	3,149	3,206	6,264	6,844
Impairment charge on long-lived assets	895	—	895	1,358

	4,044	3,206	7,159	8,202

Operating income	687	2,938	1,679	3,641

Other income (expenses)
Interest expense	(205)	(208)	(425)	(527)
Interest income	306	136	555	241
Gain on the sale of assets of subsidiary	—	—	206	—
Gain on the sale of assets of division of subsidiary	—	—	—	774
Loss on disposal of marketable securities	—	—	(681)	—
Other income	77	171	114	195

	178	99	(231)	683

Income from continuing operations before income taxes	865	3,037	1,448	4,324
Income taxes	294	913	492	1,877

Income from continuing operations	571	2,124	956	2,447
Discontinued operations:
Income from discontinued operations of a division of a subsidiary, net of income taxes	—	—	—	7

Net income	$571	$2,124	$956	$2,454

Net income per common share: basic
Income from continuing operations	$.05	$.19	$.09	$.22
Income from discontinued operations	$.00	$.00	$.00	$.00

Net income per common share: basic-total	$.05	$.19	$.09	$.22

Net income per common share: diluted
Income from continuing operations	$.05	$.17	$.08	$.20
Income from discontinued operations	$.00	$.00	$.00	$.00

Net income per common share: diluted-total	$.05	$.17	$.08	$.20

Weighted average number of common shares outstanding
Basic	11,112,985	11,267,880	11,190,005	11,268,910

Diluted	12,521,362	12,512,828	12,639,766	12,465,897

See notes to condensed consolidated interim financial statements.

C	EXX INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net income	$956	$2,454
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets of subsidiary	(206)	—
Gain on sale of assets of division of subsidiary	—	(774)
Loss on disposal of marketable securities	681	—
Loss on disposal of assets		51
Depreciation and amortization	3,668	3,581
Deferred tax expense	718	676
Gain on forgiveness of debt	—	(200)
Impairment charge on long-lived assets	895	1,358
Changes in operating assets and liabilities, net	(1,771)	325

Net cash provided by operating activities	4,941	7,471

Cash flows from investing activities
Acquisition of property and equipment, net	(2,235)	(1,157)
Proceeds from sale of property and equipment	770	69
Proceeds from sale of assets of subsidiary	371	—
Proceeds from sale of assets of division of subsidiary	—	1,700

Net cash provided by (used in) investing activities	(1,094)	612

Cash flows from financing activities
Payments of long-term debt	(464)	(1,697)
Purchase of treasury stock	(1,096)	(5)

Net cash used in financing activities	(1,560)	(1,702)

Net increase in cash and cash equivalents	2,287	6,381
Cash and cash equivalents, beginning of period	19,154	6,478

Cash and cash equivalents, end of period	$21,441	$12,859

Supplemental disclosure of cash flow information, cash paid during the period for:
Interest	$446	$662
Income taxes	$1,000	$200
Supplemental schedule of non-cash investing and financing activities:
Cancellation of Newcor long-term debt held as an investment	$—	$384

See notes to condensed consolidated interim financial statements.

D.	EXX INC AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
(In thousands, except number of shares and per share amounts)

Note 1:	Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements of EXX INC (the “Company”) as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 set forth in this Form 10-Q include the accounts of the Company and its consolidated wholly-owned subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments so made are of a normal recurring nature. The unaudited condensed consolidated interim financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed April 23, 2007. Results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2:	Inventories

Inventories are summarized as follows:

	June 30, 2007	December 31, 2006
	(unaudited)
Raw materials	$6,729	$5,755
Work-in-process	419	393
Finished goods	3,128	4,018

	$10,276	$10,166

Note 3:	Long-term Debt

A summary of long-term debt follows:

		June 30, 2007	December 31, 2006
		(unaudited)
Revolving credit line at 2% over LIBOR	(a)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00% - 7.00% per annum		822	1,286
Notes payable, at 4% per annum, through 2015 collateralized by substantially all of the assets of a subsidiary	(b)	394	394
Notes payable, at 4% per annum, through 2023 collateralized by substantially all of the assets of a subsidiary	(b)	371	371
Unsecured notes payable of a subsidiary, currently 6% per annum, due 2013	(c)	12,553	12,553

		14,140	14,604
Less current portion		1,233	1,632

		$12,907	$12,972

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

(c) At June 30, 2007, the Company’s Chairman (either personally or through entities controlled by the Chairman) owned unsecured notes representing approximately 97% of the principal amount outstanding.

Note 4:	Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. The difference between the number of shares used to compute basic net income per common share and diluted net income per common share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three month periods ended June 30, 2007 and June 30, 2006, these shares amounted to 1,408,377 shares and 1,244,948 shares, respectively. For the six month periods ended June 30, 2007 and 2006, these shares amounted to 1,449,761 shares and 1,196,987 shares, respectively.

Note 5:	Impairment of Long-Lived Assets

The Company has determined that a charge to earnings of approximately $895 related to the impairment of goodwill of a subsidiary in the Mechanical Equipment segment was required during the second quarter of 2007. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management performed an impairment analysis on all long-lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to operating income for the full amount of the impairment was recorded in the second quarter of 2007.

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

The Company is required to report the following information on an interim basis under SFAS No. 132 “Employer’s Disclosure about Pensions and Other Post Retirement Benefits-an amendment of FASB Statements No. 87, 88 and 106” with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service cost	$15	$15	$30	$30
Interest cost	616	614	1,228	1,229
Expected return on plan assets	(766)	(775)	(1,531)	(1,550)
Amortization	16	14	31	27

Net periodic pension income	$(119)	$(132)	$(242)	$(264)

The Company previously disclosed in the consolidated financial statements for December 31, 2005 it did not intend to make contributions to its plans in 2006. In the consolidated financial statements for December 31, 2006, the Company indicated it intended to make and has contributed $59,000 to its pensions plans in April 2007.

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

The accounting policies of the segments are the same as those of the Company. There are no inter-segment sales and management does not allocate any corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

	(unaudited)
	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Net sales to unaffiliated customers three months ended June 30,
2007	$28,299	$5,740	$—	$34,039
2006	$35,459	$7,114	$—	$42,573

Operating income (loss) three months ended June 30,
2007	$1,291	$90	$(694)	$687
2006	$3,082	$669	$(813)	$2,938

Income (loss) from continuing operations before income taxes three months ended June 30,
2007	$1,363	$127	$(625)	$865
2006	$3,107	$644	$(714)	$3,037

Net sales to unaffiliated customers six months ended June 30,
2007	$53,687	$11,470	$—	$65,157
2006	$70,944	$14,724	$—	$85,668

Operating income (loss) six months ended June 30,
2007	$2,792	$384	$(1,497)	$1,679
2006	$5,713	$94	$(2,166)	$3,641

Income (loss) from continuing operations before income taxes six months ended June 30,
2007	$2,862	$430	$(1,844)	$1,448
2006	$5,724	$116	$(1,516)	$4,324

The following is a listing of sales by major product group sold by the operating segments of the Company for the following periods.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)		(unaudited)
Mechanical Equipment
Machined production components	$27,318	$34,340	$51,435	$68,702
Electric motors and cable pressurization equipment	981	1,119	2,252	2,242

	$28,299	$35,459	$53,687	$70,944

Plastics and Rubber
Manufactured, molded plastic and rubber components	$1,549	$2,328	$2,820	$4,722
Impulse toys and other	4,191	4,786	8,650	10,002

	$5,740	$7,114	$11,470	$14,724

Note 8:	Recent Developments

During the period July 1, 2007 through August 10, 2007, the Company has purchased 44,360 shares of its Class A common stock and 8,319 shares of its Class B common stock for a total of $161,954. The complete reporting of this information will be included in the Company’s Form 10-Q for the quarterly period ending September 30, 2007.

At the end of March and the beginning of April 2007, EXX sold 361,000 or 9.02% of the issued and outstanding common shares of All American Semiconductor Inc. in open market transactions for an aggregate sale price of approximately $430, resulting in a loss to EXX of $681 which has been recorded in the first quarter condensed consolidated interim financial statements. As reported previously, EXX acquired shares in All American Semiconductor Inc. as an investment and then pursued discussions with its management which did not produce any arrangements or agreements between the two companies.

In February 2007, the Company sold a subsidiary’s unused building and related property to a private interest for net proceeds of $770 resulting in a loss of $177, which was recorded in the fourth quarter of 2006 as an impairment of the related property.

On March 31, 2007, the Company sold substantially all the operating assets of its electric motor manufacturing subsidiary to private interests for a sale price of $371. The gain on the transaction totaling $206 is reflected in Other Income in the condensed consolidated interim financial statements for the six months ended June 30, 2007.

Note 9:	Other

In late September 2006, Detroit Diesel Inc., (“DDC”) informed Newcor that effective December 31, 2006 the contract between DDC and a Newcor subsidiary to produce rocker arm sets would not be extended. DDC further informed the subsidiary that it anticipated rocker arm sales would commence again in the second half of 2007. In the second quarter of 2007, it became apparent that there would be no demand for this product in the foreseeable future. These sets accounted for approximately 63% of that subsidiary’s sales in 2006. Management has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to DDC, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at June 30, 2007 there was an impairment of $895 of goodwill for this subsidiary.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. In 2006, AXL in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 5 to the Company’s condensed consolidated interim financial statements.

On January 31, 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests for a sale price of $1,700. The gain on the transaction totaling $774 was reflected in Other Income in the condensed consolidated interim financial statements for the three months ended March 31, 2006.

Note 10:	Adoption of New Accounting Pronouncement

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Note 11:	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value instruments, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007, which for the Company would be its fiscal year end beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its condensed consolidated interim financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed consolidated interim financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its condensed consolidated interim financial position and results of operations.

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

Net sales for the second quarter of 2007 were $34,039 compared to $42,573 in 2006, a $8,534 decrease. Sales for the six month 2007 period were $65,157 compared to $85,668 for the six month 2006 period, a $20,511 decrease. The Mechanical Equipment segment reported second quarter total sales of $28,299, which was a decrease of $7,160 or 20% less than the prior year’s sales of $35,459. Sales for the six month 2007 period totaled $53,687 compared to $70,944 for the six month 2006 period, a decrease of $17,257 or 24%. The decrease during both the three and six month periods in the Mechanical Equipment segment was primarily due to decreased sales in the heavy-duty truck and specialty machining markets, and decreased sales in the automotive industry. On an overall basis demand for our products runs in tandem with demand for American-made automotive and related products. This demand has been on a downward trend for several years. The Company believes that the downward sales trend is being encountered throughout these industries by the firms supplying comparable products. The Plastics and Rubber segment second quarter total sales were $5,740 in 2007 compared to $7,114 in 2006, a $1,374 decrease or 19%. Sales for the six month 2007 period totaled $11,470 compared to $14,724 in 2006, a $3,254 decrease or 22%. The decreases during both the three and six month periods in the Plastics and Rubber segment were primarily due to decreased volume caused by the factors mentioned above.

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. In 2006, AXL in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 5 to the Company’s condensed consolidated interim financial statements.

Gross profit for the second quarter of 2007 totaled $4,731 or 14% of sales compared to $6,144 or 14% of sales for the comparable period in 2006. For the six-month period, 2007 gross profit was $8,838 or 14% of sales compared to $11,843 or 14% in 2006. The Mechanical Equipment segment accounted for a gross profit of $3,637 in the second quarter of 2007 compared to $4,361 for the comparable second quarter in 2006 and a gross profit of $6,465 in the first six month period of 2007 compared to $8,199 for the comparable six month period in 2006. Gross profit as a percentage of sales in the Mechanical Equipment segment increased to 13% in 2007 from 12% in 2006 for the comparable three-month period and remained the same at 12% in 2007 and 2006 for the comparable six-month period. The Plastics and Rubber segment accounted for a gross profit of $1,094 in 2007 compared to $1,783 in 2006 for the three-month period and accounted for a gross profit of $2,373 in 2007 compared to $3,644 in 2006 for the comparable six month period. The percentage decreases discussed for the Plastics and Rubber Segment are the result of the product mix and decrease in sales within the segment. Gross profit in 2007 as a percentage of sales in the Plastics and Rubber segment decreased to 19% in the second quarter of 2007 from 25% in the comparable 2006 three month period and decreased to 21% in 2007 from 25% in 2006 for the comparable six-month period. The percentage decrease is the result of the product mix and the decrease of sales within the segment.

Selling general & administrative expenses were $3,149 for the second quarter of 2007, compared to $3,206 for the second quarter of 2006. For the six month period ended June 30, 2007, selling general and administrative expenses were $6,264 compared to $6,844 for the six month period ended June 30, 2006. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply, purchasing, administrative cost controls and other areas.

Operating income for the second quarter of 2007 was $687 compared to $2,938 for the second quarter of 2006. For the six month period ended June 30, 2007, operating income was $1,679 compared to operating income of $3,641 for the comparable period in 2006. Operating income for the three month period ended June 30, 2007 includes an $895 impairment charge on long-lived assets of a subsidiary within the Mechanical Equipment segment. Operating income for the six month period ended June 30, 2006 included a $1,252 impairment charge on long-lived assets for a subsidiary within the Plastics and Rubber segment and included a $106 impairment charge on long-lived assets recorded at the corporate level as discussed in Note 5 to the Company’s condensed consolidated financial statements. The reasons for the decreases in operating income for both the first and second quarter 2007 compared to 2006 have been described above.

Other income for the second quarter of 2007 was $178 compared to $99 for the second quarter of 2006. For the six month period ended June 30, 2007, other income (expense) was ($231) compared to $683 for the comparable period in 2006. Other income for the six month period ended June 30, 2007 included a gain of $206 on the sale of the assets of a subsidiary and a loss on disposal of marketable securities of $680. Other income for the six month period ended June 30, 2006 included a gain of $774 on the sale of assets of a division of a subsidiary in the Mechanical Equipment segment and $200 resulting from the forgiveness of Newcor debt.

Interest expense for the second quarter of 2007 was $205 compared to $208 in the corresponding period of 2006. For the six month period ended June 30, 2007, interest expense was $425 compared to $527 in the corresponding period of 2006. The reduction relates to the various payments and reductions in the outstanding debt obligations between the periods.

Net income for the second quarter of 2007 was $571 or $.05 per common share-basic and $.05 per common share-diluted compared to net income of $2,124 or $.19 per common share-basic and $.17 per common share-diluted in the comparable period of 2006. Net income for the six month period ended June 30, 2007 was $956 or $.09 per common share-basic and $.08 per common share-diluted compared to net income of $2,454 or $.22 per common share-basic and $.20 per common share-diluted for the six month period ended June 30, 2006.

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

For the six month period ended June 30, 2007, the operating activities generated $4,941 of cash as compared to generating $7,471 of cash in the corresponding period of the preceding year. For the six month period ended June 30, 2007, the Company used $1,094 in its investing activities which included $770 proceeds from the sale of property and equipment and $371 from the sale of certain assets of a subsidiary less $2,235 costs of acquisition of property and equipment, net. In the corresponding period of the preceding year, the Company generated $612 in its investing activities which included $1,700 proceeds from the sale of assets of a division of a subsidiary and $69 proceeds from the sale of property and equipment less $1,157 costs of acquisition of property and equipment, net. Cash totaling $1,560 was used in financing activities during the six month period ended June 30, 2007 and included payment of $1,096 for the purchase of treasury stock and $464 for the repayment of the Newcor term loan, compared to the use of $1,702 for the six month period ended June 30, 2006 principally for repayment of the Newcor term loan.

At June 30, 2007, the Company reported working capital of approximately $39,744 and a current ratio of 3.3 to 1. In addition, as described in Note 3 to the condensed consolidated interim financial statements, the Company had $14,140 of long-term debt outstanding including $12,150 payable to a related party. The Company is obtaining its working capital needs through its existing cash balances which the Company considers to be adequate for its current working capital needs.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, David A. Segal, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 as amended). As previously disclosed, in connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2006, management determined that a material weakness relating to the Company’s accounting for depreciation expense existed in the Company’s internal control over financial reporting as of December 31, 2006 and March 31, 2007 which caused the Company’s disclosure controls and procedures to be inadequate. Management has determined that such material weakness did not exist as of June 30, 2007, and management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarter ended June 30, 2007, the Company, under the supervision of its Chief Executive Officer and Chief Financial Officer, and in discussion with the Audit Committee and the Board of Directors, instituted steps to remediate the material weaknesses in its internal control over financial reporting relating to accounting for depreciation expense, including without limitation, formal review procedures for year end journal entries and analytical reviews of all depreciation expenses booked. As regards internal controls, except as provided above the review conducted by the Company’s Chief Executive Officer and Chief Financial Officer as of June 30, 2007 did not indicate any other significant changes in internal controls or other factors that have materially affected or is reasonably likely to materially affect the registrant’s internal controls or financial reporting. The evaluation process and its results were reported to the Company’s Audit Committee and to the outside auditors.

PART II.	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a) (1)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number or Approximate Dollar Value) of Shares that May Yet be purchased Under the Plans or Programs (d)
April 1, 2007 – April 30, 2007	10,190 Class A — Class B	$3.47 —	— —	— —
May 1, 2007 – May 31, 2007	222,725 Class A 7,200 Class B	$2.49 $2.48	— —	— —
June 1, 2007 – June 30, 2007	171,995 Class A 10,970 Class B	$2.66 $2.86	— —	— —
Total	404,910 Class A 18,170 Class B	$2.59 $2.71	— —	— —

(1)	All shares acquired through open market purchases and were not part of any publicly announced program.

ITEM 6.	Exhibits

(a.)    Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture.	(6)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(7)

10.5	First Amendment to 2004 Credit Agreement between Newcor, Inc and its subsidiaries and National City Bank dated March 28, 2005.	(8)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1) Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.
	(2) Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.
	(3) Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.
	(4) Incorporated by reference to Newcor, Inc. Form 10-Q Report dated September 30, 2001.
	(5) Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.
	(6) Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.
	(7) Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.
	(8) Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: August 10, 2007	By:	/s/ David A. Segal
David A. Segal Chairman of the Board Chief Executive Officer Chief Financial Officer