Form 10-Q
period 2007-09-30
EXX INC/NV/
filed 2007-11-13
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 9, 2007: 9,932,463 Class A Shares and 831,478 Class B Shares.

PART 1.	FINANCIAL INFORMATION

Item 1.	EXX INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In thousands, except number of shares and per share amounts)

A.	Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,618	$19,154
Short-term investments	—	1,182
Accounts receivable, less allowances of $642 and $512, respectively	19,653	19,846
Inventories	10,224	10,166
Income tax receivable	1,852	—
Deferred tax asset	2,484	1,804
Other current assets	1,159	899

Total current assets	56,990	53,051

Property and equipment, net	18,527	20,879

Other assets
Goodwill	1,436	3,598
Intangible assets, net	1,158	1,825
Other	398	444

	2,992	5,867

	$78,509	$79,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$1,269	$1,632
Accounts payable and other current liabilities	16,178	13,974
Income taxes payable	618	1,112

Total current liabilities	18,065	16,718

Long-term liabilities
Long-term debt, less current portion	487	943
Long-term debt, related party	12,150	12,029
Post-retirement benefits, other than pension	3,005	3,005
Pension liability and other	6,099	6,509
Deferred tax liability	14,985	15,198

Total long-term liabilities	36,726	37,684

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares; 9,932,463 shares issued and outstanding and 10,409,913 shares issued, and outstanding, respectively	99	104
Common stock, Class B, $.01 par value, authorized 1,000,000 shares; 831,478 shares issued and outstanding and 857,967 shares issued and outstanding, respectively	8	9
Capital in excess of par value	547	1,885
Accumulated other comprehensive loss	(705)	(658)
Retained earnings	23,769	24,055

Total stockholders’ equity	23,718	25,395

	$78,509	$79,797

See notes to condensed consolidated interim financial statements.

B.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except number of shares and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$30,358	$36,402	$95,516	$122,071
Cost of sales	26,389	31,281	82,708	105,107

Gross profit	3,969	5,121	12,808	16,964

Selling, general and administrative expenses	2,854	3,159	9,119	10,004

Impairment charge on long-lived assets	—	—	895	1,358

	2,854	3,159	10,014	11,362

Operating income	1,115	1,962	2,794	5,602

Other income (expenses)
Interest expense	(200)	(254)	(625)	(781)
Interest income	304	186	859	427
Gain on the sale of assets of subsidiary	—	—	206	—
Gain on the sale of assets of division of subsidiary	—	—	—	774
Loss on disposal of marketable securities	—	—	(681)	—
NLRB expense accrual	(2,000)	—	(2,000)	—
Other income (loss)	(1,100)	113	(987)	309

	(2,996)	45	(3,228)	729

Income (loss) from continuing operations before income taxes (benefit)	(1,881)	2,007	(434)	6,331

Income taxes (benefit)	(639)	780	(147)	2,657

Income (loss) from continuing operations	(1,242)	1,227	(287)	3,674

Discontinued operations:
Income from discontinued operations of a division of a subsidiary, net of income taxes	—	—	—	7

Net income (loss)	$(1,242)	$1,227	$(287)	$3,681

Net income (loss) per common share: basic
Income (loss) from continuing operations	$(.12)	$.11	$(.03)	$.33
Income from discontinued operations	$.00	$.00	$.00	$.00

Net income (loss) per common share: basic-total	$(.12)	$.11	$(.03)	$.33

Net income (loss) per common share: diluted
Income (loss) from continuing operations	$(.12)	$.10	$(.03)	$.29
Income from discontinued operations	$.00	$.00	$.00	$.00

Net income (loss) per common share: diluted-total	$(.12)	$.10	$(.03)	$.29

Weighted average shares outstanding
Basic	10,791,782	11,267,880	11,055,805	11,268,563

Diluted	10,791,782	12,620,676	11,055,805	12,520,505

See notes to condensed consolidated interim financial statements.

C.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net income (loss)	$(287)	$3,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets of subsidiary	(206)	—
Gain on sale of assets of division of subsidiary	—	(774)
Loss on marketable securities	681	—
Loss on disposal of assets	87	51
Depreciation and amortization	5,439	5,151
Deferred tax expense	1,757	464
Gain on forgiveness of debt	—	(295)
Impairment charge on long-lived assets	895	1,358
NLRB expense accrual	2,000	—
Changes in operating assets and liabilities, net	(3,588)	862

Net cash provided by operating activities	6,778	10,498

Cash flows from investing activities
Acquisition of property and equipment, net	(3,434)	(1,368)
Proceeds from sale of property and equipment	790	69
Proceeds from sale of assets of subsidiary	371	—
Proceeds from sale of assets of division of subsidiary	—	1,700

Net cash provided by (used in) investing activities	(2,273)	401

Cash flows from financing activities
Payments of long-term debt	(698)	(2,553)
Purchase of treasury stock	(1,343)	(5)

Net cash used in financing activities	(2,041)	(2,558)

Net increase in cash and cash equivalents	2,464	8,341

Cash and cash equivalents, beginning of period	19,154	6,478

Cash and cash equivalents, end of period	$21,618	$14,819

Supplemental disclosures of cash flow information, cash paid during the period for:

Interest	$834	$1,155
Income taxes	$1,800	$941

Supplemental schedule of non-cash investing and financing activities:

Cancellation of Newcor long-term debt held as an investment	$—	$384

See notes to condensed consolidated interim financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1:	Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements of EXX INC (the “Company”) as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 set forth in this Form 10-Q include the accounts of the Company and its consolidated wholly-owned subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments so made are of a normal recurring nature. The unaudited condensed consolidated interim financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as amended by the Company’s Annual Report on Form 10-K/A (Amendment No. 1) filed April 23, 2007. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2:	Inventories

Inventories are summarized as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
Raw materials	$7,195	$5,755
Work in process	67	393
Finished goods	2,962	4,018

	$10,224	$10,166

Note 3:	Long-term Debt

A summary of long-term debt follows:

			September 30, 2007	December 31, 2006
			(unaudited)
Revolving credit line at 2% over LIBOR	(a	)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00% - 7.00%			588	1,286
Notes payable, at 4% through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	394	394
Notes payable, at 4% through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Unsecured notes payable of a subsidiary, currently 6% due 2013	(c	)	12,553	12,553

			13,906	14,604
Less current portion			1,269	1,632

			$12,637	$12,972

(a)	In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allows for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit at December 31, 2006. The 2004 Credit Agreement was allowed to expire in February 2007 since the Company deemed it unnecessary for current operations.
(b)	These notes are in default and, accordingly, have been classified as currently due.
(c)	At September 30, 2007, the Company’s Chairman (either personally or through entities controlled by the Chairman) owned approximately 97% of the principal amount outstanding.

Note 4:	Earnings (Loss) Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share. The difference between the number of shares used to compute basic net income (loss) per common share and diluted net income (loss) per common share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. Since the Company incurred a loss for the three month and nine month periods ended September 30, 2007, there were no additional shares included in the calculation of the assumed dilution. Net loss per share would be anti-dilutive. For the three month period ended September 30, 2006, these shares amounted to 1,352,796 shares, respectively. For the nine month period ended September 30, 2006, these shares amounted to 1,251,942 shares.

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

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans”. This statement requires the recognition by the Company of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end consolidated balance sheet, with certain exceptions.

The Company is required to report the following information on an interim basis under SFAS No. 132 “Employer’s Disclosure About Pensions and Other Post Retirement Benefits-an amendment of FASB Statements Nos. 87, 88 and 106” with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)		(unaudited)
Service cost	$15	$17	$45	$47
Interest cost	614	618	1,842	1,847
Expected returns on plan assets	(765)	(777)	(2,296)	(2,327)
Amortization	16	13	47	40

Net periodic pension (income)	$(120)	$(129)	$(362)	$(393)

The Company previously disclosed in its consolidated financial statements at December 31, 2005 it did not intend to make contributions to its pension plans in 2006. In the consolidated financial statements for December 31, 2006, the Company indicated it intended to make and has contributed $59,000 to its pension plans in April 2007.

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

	(unaudited)
	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Net sales to unaffiliated customers three months ended September 30,
2007	$25,601	$4,757	$—	$30,358
2006	$30,840	$5,562	$—	$36,402

Operating income (loss) three months ended September 30,
2007	$1,791	$11	$(687)	$1,115
2006	$2,450	$144	$(632)	$1,962

Income (loss) from continuing operations before income taxes (benefit) three months ended September 30,
2007	$(1,346)	$41	$(576)	$(1,881)
2006	$2,457	$152	$(602)	$2,007

Net sales to unaffiliated customers nine months ended September 30,
2007	$79,289	$16,227	$—	$95,516
2006	$101,784	$20,287	$—	$122,071

Operating income (loss) nine months ended September 30,
2007	$4,583	$395	$(2,184)	$2,794
2006	$8,163	$237	$(2,798)	$5,602

Income (loss) from continuing operations before income taxes (benefit) nine months ended September 30,
2007	$1,761	$471	$(2,666)	$(434)
2006	$8,182	$268	$(2,119)	$6,331

The following is a listing of sales by major product group sold by the operating segments of the Company for the following periods.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)		(unaudited)
Mechanical Equipment
Machined production components	$24,450	$29,706	$75,885	$98,408
Electric motors and cable pressurization equipment	1,151	1,134	3,404	3,376

	$25,601	$30,840	$79,289	$101,784

Plastics and Rubber
Manufactured, molded plastic and rubber components	$1,143	$1,490	$3,963	$6,212
Impulse toys and other	3,614	4,072	12,264	14,075

	$4,757	$5,562	$16,227	$20,287

Note 8:	Recent Developments

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

On March 31, 2007, the Company sold substantially all the operating assets of its electric motor manufacturing subsidiary to private interests for a sale price of $371. The gain on the transaction totaling $206 is reflected in other income in the condensed consolidated statements of operations for the nine months ended September 30, 2007.

In September 2007, the Company reported that the Detroit, Michigan Regional Office of the National Labor Relations Board (“NLRB”) issued a recommended notice of compliance determination on September 25, 2007 with respect to the Newcor Bay City Division in favor of approximately 32 UAW members, recommending a total of approximately $1,900 in back pay, benefits, and interest to the 32 individuals. The NLRB’s notice of compliance determination relates to a previously disclosed unfair labor practice charge filed by the UAW following implementation of a final contract offer. The Company has recorded an accrual of $2,000 in connection with this announcement.

Newcor intends to vigorously contest this recommendation through the administrative procedures of the NLRB and, if necessary, the federal court system. There will be a hearing before an NLRB administrative Law Judge after the Regional Office issues its final compliance specification. The Administrative Law Judge will issue a decision on the specification, which can be appealed to the National Labor Relations Board in Washington, D.C. The NLRB will rule on an appeal from the Administration Law Judge’s decision. The NLRB’s decision can be appealed to a federal court of appeals.

In September 2007, the Company cancelled 477,450 Class A shares and 26,489 Class B shares, respectively which were held by the Company as treasury stock.

In October 2007, the Company announced the sale of certain assets of a subsidiary in the Plastics and Rubber segment. The transaction is deemed to be immaterial and will be reflected accordingly in the fourth quarter statement.

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

In 2004, American Axle & Manufacturing, (“AXL”) (formerly Newcor’s largest customer) informed Newcor that certain parts then machined by a subsidiary of Newcor would be withdrawn from the Newcor subsidiary to be manufactured in-house by AXL. Newcor anticipated that the loss of sales would begin to affect Newcor in the third quarter of 2005 and continue through December 2006. Newcor estimated that this change would reduce its consolidated sales by approximately 20%. In 2006, AXL in-sourced three parts, which accounted for approximately 24% of 2005 sales to AXL. Management of the Company performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to AXL, under the provisions of SFAS No. 144. Based on this analysis, management determined that at March 31, 2006 a charge to earnings of approximately $106 related to the impairment of the carrying value of customer relationships was required as discussed in Note 5 to the Company’s condensed consolidated statements of operations

On January 31, 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests for a sale price of $1,700. The gain on the transaction totaling $774 was reflected in other income in the condensed consolidated statements of operations for the three months ended March 31, 2006.

Note 10:	Adoption of New Accounting Pronouncement

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “ Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 109 will have on its condensed consolidated interim financial statements.

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

Net sales for the third quarter of 2007 were $30,358 compared to $36,402 in 2006, a $6,044 decrease. Sales for the nine month 2007 period were $95,516 compared to $122,071 for the nine month 2006 period, a $26,555 decrease. The Mechanical Equipment segment reported third quarter total sales of $25,601, which was a decrease of $5,239 or 17% less than the prior year’s $30,840. Sales for the nine month 2007 period totaled $79,289 compared to $101,784 for the nine month 2006 period, a decrease of $22,495 or 22%. The decrease during both the three and nine month periods in the Mechanical Equipment segment was primarily due to decreased sales in the heavy-duty truck and specialty machining markets, and decreased sales in the automotive industry. On an overall basis demand for our products runs in tandem with demand for American made automotive and related products. This demand has been on a downward trend for several years. The Company believes that the downward sales trend is being encountered throughout these industries by the firms supplying comparable products. The Plastics and Rubber segment third quarter total sales were $4,757 in 2007 compared to $5,562 in the same period in 2006, an $805 decrease or 14%. Sales for the nine month 2007 period totaled $16,227 compared to $20,287 in 2006, a $4,060 decrease or 20%. The decreases during both the three month and nine month periods in the Plastics and Rubber segment were primarily due to decreased volume caused by the factors mentioned above.

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

Gross profit for the third quarter of 2007 totaled $3,969 or 13% of sales compared to $5,121 or 14% of sales for the comparable period in 2006. For the nine month period, 2007 gross profit was $12,808 or 13% of sales compared to $16,964 or 14% of sales in 2006. The Mechanical Equipment segment accounted for a gross profit of $3,070 in the third quarter of 2007 compared to $4,003 for the comparable third quarter in 2006 and a gross profit of $9,535 in the first nine months of 2007 compared to $12,202 for the comparable nine month period in 2006. Gross profit as a percentage of sales in the Mechanical Equipment segment decreased to 12% in 2007 from 13% in 2006 for the comparable three month period and remained at 12% for both the 2007 and 2006 nine month periods. The Plastics and Rubber segment accounted for a gross profit of $899 in 2007 compared to $1,118 in 2006 for the three month period and accounted for a gross profit of $3,273 in 2007 compared to $4,762 in 2006 for the comparable nine month period. The percentage decreases discussed for the Plastics and Rubber segment are the result of the change in product mix and decrease in sales within the segment. Gross profit in 2007 as a percentage of sales in the Plastics and Rubber segment decreased to 19% in the third quarter of 2007 from 20% in the comparable 2006 three month period and decreased to 20% in 2007 from 24% in 2006 for the comparable nine month period. The percentage decrease is the result of the change in product mix and the decrease of sales within the segment.

Selling general & administrative expenses were $2,854 for the third quarter of 2007, compared to $3,159 for the third quarter of 2006. For the nine month period ended September 30, 2007, selling general and administrative expenses were $9,119 compared to $10,004 for the nine month period ended September 30, 2006. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply, purchasing, administrative cost controls and other areas.

Operating income for the third quarter of 2007 was $1,115 compared to $1,962 for the third quarter of 2006. For the nine month period ended September 30, 2007, operating income was $2,794 compared to operating income of $5,602 for the comparable period in 2006. Operating income for the three month period ended September 30, 2007 includes an $895 impairment charge on long-lived assets of a subsidiary within the Mechanical Equipment segment. Operating income for the nine month period ended September 30, 2006 included a $1,252 impairment charge on long-lived assets for a subsidiary within the Plastics and Rubber segment and included a $106 impairment charge on long-lived assets recorded at the corporate level as discussed in Note 5 to the Company’s condensed consolidated financial statements. The reasons for the decreases in operating income for the third quarter of 2007 compared to 2006 have been described above.

Other income (expense) for the third quarter of 2007 was ($2,996) compared to $45 for the third quarter of 2006. For the nine month period ended September 30, 2007, other income (expense) was ($3,228) compared to $729 for the comparable period in 2006. The 2007 third quarter other income (expense) includes a $2,000 reserve for an NLRB matter discussed in Note 8 and a $1,100 charge for moving expenses incurred by a subsidiary. The third quarter 2006 other income included $95 resulting from the forgiveness of Newcor debt. The nine month 2007 period includes a loss of ($681) relating to the disposition of marketable securities as well as a $206 gain on the sale of assets of a subsidiary. The nine month 2006 period other income included $774 from the gain on the sale of a division of a subsidiary.

Interest expense for the third quarter of 2007 was $200 compared to $254 in the corresponding period of 2006. For the nine month period ended September 30, 2007, interest expense was $625 compared to $781 in the corresponding period of 2006. The reduction related to the various payments and reductions in the outstanding debt obligations between the periods.

Net (loss) for the third quarter of 2007 was ($1,242) or ($.12) per common share-basic and ($.12) per common share-diluted compared to net income of $1,227 or $.11 per common share-basic and $.10 per common share-diluted in the comparable period of 2006. Net (loss) for the nine month period ended September 30, 2007 was ($287) or ( $.03) per common share-basic and ( $.03) per common share-diluted compared to net income of $3,681 or $.33 per common share-basic and $.29 per common share-diluted for the nine month period ended September 30, 2006.

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

For the nine month period ended September 30, 2007, the operating activities generated $6,778 of cash as compared to generating $10,498 of cash in the corresponding period of the preceding year. For the nine month period ended September 30, 2007, the Company used $2,273 in its investing activities which included $790 proceeds from the sale of property and equipment and $371 from the sale of certain assets of a subsidiary less $3,434 costs of acquisition of property and equipment, net. In the corresponding period of the preceding year, the Company generated $401 in its investment activities, including $1,700 from the sale of assets of a division of a subsidiary and $69 proceeds from the sale of property and equipment less $1,368 costs of acquisition of property and equipment, net. Cash totaling $2,041 was used in financing activities during the nine months ended September 30, 2007 and included payments of $1,343 for the purchase of treasury stock and $698 for the repayment of the Newcor term loans, compared to the use of $2,558 for the nine month period ended September 30, 2006 principally for repayment of the Newcor term loan.

At September 30, 2007, the Company reported working capital of approximately $38,925 and a current ratio of 3.2 to 1. In addition, as described in Note 4 to the condensed consolidated interim financial statements, the Company had $13,906 of long-term debt outstanding, including $12,150 payable to a related party. The Company is obtaining its working capital needs through its existing cash balances which the Company considers to be adequate for its current working capital needs.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2007, the Company reported that the Detroit, Michigan Regional Office of the National Labor Relations Board (“NLRB”) issued a recommended notice of compliance determination on September 25, 2007 with respect to the Newcor Bay City Division in favor of approximately 32 UAW members, recommending a total of approximately $1,900 in back pay, benefits, and interest to the 32 individuals. The NLRB’s notice of compliance determination relates to a previously disclosed unfair labor practice charge filed by the UAW following implementation of a final contract offer. The Company has recorded an accrual of $2,000 in connection with this announcement.

Newcor intends to vigorously contest this recommendation through the administrative procedures of the NLRB and, if necessary, the federal court system. There will be a hearing before an NLRB administrative Law Judge after the Regional Office issues its final compliance specification. The Administrative Law Judge will issue a decision on the specification, which can be appealed to the National Labor Relations Board in Washington, D.C. The NLRB will rule on an appeal from the Administration Law Judge’s decision. The NLRB’s decision can be appealed to a federal court of appeals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a) (1)	Average Price Paid per Share (b)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be purchased Under the Plans or Programs (d)
July 1, 2007 – July 31, 2007	36,170 Class A 1,190 Class B	$ $	3.08 3.13	— —	— —
August 1, 2007 – August 31, 2007	36,370 Class A 7,129 Class B	$ $	3.06 3.03	— —	— —
Sept. 1, 2007 – Sept. 30, 2007	- Class A - Class B		— —	— —	— —
Total	72,540 Class A 8,319 Class B	$ $	3.07 3.05	— —	— —

(1)	All shares acquired through open market purchases and were not part of any publicly announced program.

ITEM 6.	Exhibits

(a.)	Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture.	(6)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(7)

10.5	First Amendment to 2004 Credit Agreement between Newcor, Inc and its subsidiaries and National City Bank dated March 28, 2005.	(8)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.
(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.
(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.
(4)	Incorporated by reference to Newcor, Inc. Form 10-Q Report dated September 30, 2001.
(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.
(6)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.
(7)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.
(8)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: November 9, 2007	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer