Form 10-K
period 2007-12-31
EXX INC/NV/
filed 2008-03-31
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the shares held by non-affiliates on June 30, 2007 was $14,377,552, based on closing prices of $3.10 and $3.05 per share, respectively of the registrant’s Class A and Class B common stock on the American Stock Exchange on June 29, 2007. Of the shares outstanding, 4,367,144 Class A shares and 275,215 Class B shares are held by non-affiliates.

Number of shares of Common Stock, par value $.01 per share, outstanding as of March 21, 2008: 9,557,412 Class A shares and 787,684 Class B shares.

PART 1

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) sections, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may,” “intend,” “will,” “expect,” “anticipate,” “plan,” “management believes,” “estimate,” “continue” or “position” or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statement involves risks and uncertainties and that, although EXX believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements, based on those assumptions, also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to the following: EXX’s ability to continue to access funding for its operations; the matters discussed under “Environmental Compliance” in this Part 1; Item 3 of this report and other cautionary statements contained elsewhere throughout the “Business Section” of this report; the cyclical nature of the industries served by EXX, all of which have encountered significant downturns in the past; the level of production by and demand from EXX's principal customers, upon which EXX is substantially dependent; whether, when and to what extent expected orders materialize; whether EXX will be able to successfully launch new programs; the impact on EXX of actions by its competitors, some of which are significantly larger and have greater financial and other resources than EXX; and developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by EXX. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by EXX that EXX’s plans and objectives will be achieved. Except as required by law, EXX undertakes no obligation to update any forward-looking statements.

Item 1.	Business.

EXX INC, a Nevada corporation, (“EXX” or the “Company”) is a holding company for businesses operated by its subsidiaries, resulting from the reorganization of SFM Corp (“SFM”) in 1994. These businesses are organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, machine tools, electric motors and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry, toys and vinyl wall coverings. Hereafter, EXX and its various subsidiaries are referred to collectively as the “Group”. Financial information about each of EXX’s business segments is contained in Note 17 “Segment Information” to EXX’s Consolidated Financial Statements.

In July 2001, the Company purchased 679,994 shares of Newcor, Inc. (“Newcor”) common stock and $500,000 principal amount of Newcor’s 9.875% Senior Subordinated Notes due 2008, from five of the former directors of Newcor and 24,000 shares from David A. Segal (the Company’s Chairman and Chief Executive Officer). In connection with such purchases, the Company paid an aggregate of $1,679,000 in cash. Prior to the Company’s acquisition of these shares, the Company accounted for its pre-existing investment in Newcor as an available for sale marketable security. The changes in the market value of the Newcor shares were recorded as comprehensive income in each applicable period. The additional acquisition increased the Company’s ownership percentage in Newcor to approximately 31%, thereby requiring the Company to use the equity method of accounting for this investment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. As of December 31, 2002, the Company owned approximately 1,546,000 shares of the outstanding common stock of Newcor and based on its equity in the losses of Newcor, the Company reduced the carrying value of its investment (including subordinated notes) in Newcor to zero. In February 2002, Newcor filed for reorganization under Chapter 11 of the U.S. Bankruptcy Act. As a result of the reorganization plan approved by the creditors, these shares were of no value at December 31, 2002 and were effectively cancelled pursuant to the reorganization.

On January 31, 2003, a Plan of Reorganization of Newcor became effective. Under a rights offering to stockholders included as part of Newcor’s Plan of Reorganization, EXX purchased 11,877 shares of common stock of Newcor for a total purchase price of $5,939,000. The shares purchased by EXX constituted 98.975% of the outstanding common stock of the reorganized Newcor entity and, as a result, Newcor ceased to be a stand-alone public reporting company and became a consolidated subsidiary of EXX. The purchase price was established in the Plan of Reorganization, as approved by the creditors, the United States Trustee for the District of Delaware and the United States Bankruptcy Court for the District of Delaware. The source of funds for EXX’s purchase was cash on hand. In addition to the purchase made by EXX, certain former stockholders of Newcor purchased shares of common stock of

Newcor under the rights offering made in connection with the Plan of Reorganization. The former stockholders purchased an aggregate of 123 shares totaling $61,000, which represented 1.025%, of the aggregate purchase price and were accounted for as a minority interest in EXX’s consolidated financial statements. On July 1, 2005, Newcor purchased these shares from the former shareholders and Newcor became a wholly owned subsidiary of EXX. Through its subsidiaries, Newcor designs and manufactures precision machined components and assemblies, machine tools and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. Newcor is also a supplier of standard and specialty machines and equipment systems principally for the automotive and appliance industries.

Newcor sells and markets its products into two principal markets defined as automotive/light truck (73% of 2007 revenues) and heavy-duty components (27% of 2007 revenues) including Class 8 over the highway trucks, agricultural equipment and other industrial markets. The markets served by Newcor are highly cyclical and are impacted by the general strength of the economy, by prevailing interest rates and by other factors outside the control of Newcor. The markets for automotive, heavy-duty trucks, agricultural equipment and capital goods, for which Newcor supplies goods and services, have all experienced both strength in recent years as well as significant downturns.

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

During 2007, sales to each of three customers (DaimlerChrysler Corporation/Chrysler LLC, John Deere and Company and American Axle Manufacturing) exceeded 10% of consolidated sales. Although EXX and its subsidiaries have ongoing supply relationships with approximately 150 customers, there can be no assurance that sales to customers will continue at the same levels or at all. Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers and continuation of these relationships is dependent upon the customers’ satisfaction with the price, quality and delivery of products, engineering capabilities and customer services. While management believes its relationships with its customers generally are mutually satisfactory, if any of these larger customers were to reduce substantially or discontinue their purchases, the financial condition and results of operations of EXX would be materially adversely affected. From time to time, suppliers to these large customers enter into agreements mandating periodic price reductions, which thereby, effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and Newcor is presently a party to several such agreements.

Mechanical Equipment Segment

This segment consisted of six operating units at December 31, 2007: Deco Engineering, Inc. (“DECO”), Blackhawk Engineering, Inc. (“Blackhawk”), Rochester Gear, Inc. (“RGI”), Machine Tool and Gear, Inc. (“MTG”), the Bay City Division of Newcor (sold February 11, 2008), and TX Technology Corp (“TX”).

Effective February 11, 2008, the operations of the Bay City Division of Newcor were sold to a private corporation. Effective March 31, 2007, the operations of the Howell Electric Motors Division of SFM Corp. (“Howell”) were sold to a competitor. Effective January 31, 2006, the operations of the Blackhawk systems group were sold to a group which included the former manager of that operation.

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

The Bay City Division of Newcor designed and assembled standard and special custom machines and systems to meet its customers’ welding, assembly, forming, heat treating and testing process requirements. The revenue from the Bay City Division was derived from a variety of markets including automotive, appliance and consumer goods.

Howell engaged in the assembly and sale of alternating current, fractional and small integral motors ranging from 1/4 to 10 horsepower. Howell's product line consists of such specialty items as blower motors designed for use in air conditioning systems, flat-type motors used in floor scrubbing and polishing machines, and motor pump assemblies used in food machinery products and a variety of other applications.

TX Technology Corp. is engaged in the cable pressurization and monitoring systems business. TX’s products aid in preventing telecommunications signal reductions through the use of cable pressurization equipment and equipment to monitor cable pressure and moisture levels, as well as equipment to report the results of the monitoring over telephone lines.

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

The segment has various patents and trademarks that have been obtained over a number of years and expire at various times. The loss of any single patent or trademark would not materially affect the consolidated sales and profitability of EXX.

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

Less than 3% of the segment’s revenue is derived from government or government related contracts.

Plastics and Rubber Segment

This segment consisted of five operations at December 31, 2007: Plastronics Plus, Inc. (“Plastronics”), Henry Gordy International, Inc. (“Gordy”), Handi-Pac, Inc., (“Handi-Pac”), Hi-Flier, Inc. (“Hi-Flier”) and Sellers & Josephson Inc. (“Sellers”).

Effective October 19, 2007, the operations of Boramco, Inc. (“Boramco”) were sold to a competitor.

The Plastics and Rubber segment utilizes injection molding processes to manufacture both interior components and engine compartment and other body components. In addition the segment manufacturers vinyl wall coverings that are sold to wholesale distributors.

Gordy markets a line of “impulse” toys through commissioned sales representatives. Its products are distributed directly to retail outlets. Hi-Flier and Handi-Pac are toy companies with limited product lines serving primarily as brand names for their products.

In October 2005, EXX (through a newly formed subsidiary) acquired the assets of Sellers & Josephson, Inc., a New Jersey manufacturer of vinyl wall coverings, in an auction from the estate of a bankrupt company. This business now operates in a newly formed Delaware corporation as Sellers & Josephson Inc., which manufactures and sells to wholesale distributors.

Each of the operations in the Plastics and Rubber segment has several competitors, primarily domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. The segment’s revenue results primarily from domestic sales through either salaried sales staff or independent manufacturers’ representatives. Engineering design changes and model year changes mandated for the OEMs in the automotive market occur routinely and require the segment to maintain competitive pricing with strong business relationships to ensure that future business is obtained.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a member of the segment will depend upon a single supplier for a particular item when instructed by the customer. The segment has not experienced any difficulty obtaining necessary purchased materials.

Backlog orders are not considered material in this segment.

Members of the segment have various trademarks that have been obtained over a number of years. The loss of any single trademark would not materially affect the consolidated sales and profitability of EXX. There are no unusual working capital requirements within the Plastics and Rubber segment. None of the segment’s revenue is derived from government contracts.

Additional information regarding each segment is contained in Note 17 to EXX’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Employees

At December 31, 2007, the Group had approximately 675 employees. Less than 3% of the Group’s employees and contract workers at December 31, 2007, were represented by collective bargaining agreements which have expired. In addition, many of the Group’s customers employ workforces represented by unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between any part of the Group and its employees, or between any of its major customers and such customers’ employees, could have a material adverse effect on EXX’s consolidated financial condition and results of operations. In 2004, there were work stoppages at two of the Group’s facilities, neither of which had a material adverse effect on EXX’s consolidated financial condition and results of operations.

EXX does not have any foreign operations and, therefore, does not segregate its sales by geographic area. Export sales, principally to customers in Mexico and Canada, represented less than 5% of consolidated sales in the twelve-month period ended December 31, 2007.

Item 2.	Properties

The Group conducts its business in Company-owned facilities totaling approximately 560,000 square feet and leased facilities totaling approximately 102,000 square feet of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Group. Operating leases expire at various times through 2014.

Below is a summary of the principal facilities:

Location	Square Footage	Type of Interest	Segment Utilization
			M (Mechanical Equipment)
			P (Plastics and Rubber)
Rochester Gear, Inc.
Clifford, MI	50,000	Owned	M

Blackhawk Engineering, Inc.
Cedar Falls, IA	54,000	Owned	M

Machine Tool and Gear, Inc.
Corunna, MI	100,000	Owned	M

Deco Engineering, Inc.
Clifford, MI	52,500	Owned	M

Howell Electric Motors Div. of SFM Corp. & Henry Gordy Int’l
Plainfield, NJ	120,000	Owned	M

TX Technology Corp.
Randolph, NJ	11,000	Leased	M

Henry Gordy Int’l
Hermann, MO	1,600	Leased	P

Boramco, Inc.
Walkerton, IN	33,000	Owned	(1)

Plastronics Plus, Inc.
East Troy, WI	27,000	Owned	P

Bay City Div. of Newcor, Inc.
Bay City, MI	123,000	Owned	M

Sellers & Josephson Inc.
Wood-Ridge, NJ	49,000	Leased	P
Carlstadt, NJ	36,000	Leased	P
Carlstadt, NJ	4,000	Leased	P

(1)	Idle facility.

Item 3.	Legal Proceedings

There were no material pending legal proceedings, other than routine litigation incidental to the businesses operated by EXX’s subsidiaries, or to which any of their properties are the subject, except for the following:

In September 2007, the Company reported that the Detroit, Michigan Regional Office of the National Labor Relations Board (“NLRB”) issued a recommended notice of compliance determination on September 25, 2007 with respect to the Newcor Bay City Division in favor of approximately 32 United Auto Workers (“UAW”) members, recommending a total of approximately $1,900,000 in back pay, benefits, and interest to the 32 individuals. The NLRB’s notice of compliance determination relates to a previously disclosed unfair labor practice charge filed by the UAW following implementation of a final contract offer. The Company has recorded an accrual of $2,100,000 (including interest) in connection with this announcement.

Newcor intends to vigorously contest this recommendation through the administrative procedures of the NLRB and, if necessary, the federal court system. There will be a hearing before and NLRB administrative Law Judge after the Regional Office issues its final compliance specification. The Administrative Law Judge will issue a decision on the specification, which can be appealed to the National Labor Relations Board in Washington, D.C. The NLRB will rule on an appeal from the Administration Law Judge’s decision. The NLRB’s decision can be appealed to a federal court of appeals.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

EXX’s Class A common stock and Class B common stock are traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Class A common stock and Class B common stock for the two most recent fiscal years as reported on the American Stock Exchange.

	Quarterly Price Information
	2007				2006
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$3.80	$3.30	$4.20	$3.90	$2.82	$1.97	$2.70	$1.95
Second Quarter	$3.90	$1.80	$4.00	$2.20	$2.65	$1.95	$2.75	$2.25
Third Quarter	$3.99	$2.80	$3.35	$3.00	$3.28	$2.10	$4.10	$2.40
Fourth Quarter	$3.25	$2.35	$3.25	$2.16	$4.60	$3.10	$5.00	$3.90

As of March 21, 2008, it is estimated that there were approximately 800 stockholders of Class A shares and 250 stockholders of Class B shares.

EXX has not declared nor paid any dividends during the last two fiscal years. EXX does not intend to pay any cash dividends in the foreseeable future. In addition, EXX is currently restricted under the Newcor bond indenture from utilizing Newcor’s funds to pay dividends. EXX’s current cash needs require funds for acquisitions and working capital.

The information contained under the heading “Equity Compensation Plan Information” in Item 12 is incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be purchased Under the Plans or Programs
Oct 1, 2007 – Oct. 31, 2007	- Class A - Class B	$ $	— —	— —	— —
Nov. 1, 2007 – Nov. 30, 2007	230,015 Class A - Class B	$ $	2.68 —	— —	— —
Dec. 1, 2007 – Dec. 31, 2007	49,360 Class A 42,375 Class B	$ $	2.98 2.90	— —	— —
Total	279,375 Class A 42,375 Class B	$ $	2.74 2.90	— —	— —

(1)	200,000 Class A Shares were acquired in November, 2007 in a negotiated private transaction. The balance of the shares were acquired through open market purchases and were not part of any publicly announced program.

Item 6.	Selected Financial Data

Sales and Income	2007 (I)	2006 (G) (H)	2005 (E) (F)	2004 (A) (B) (C)	2003 (A) (D)
Net sales	$118,212,000	$148,511,000	$130,900,000	$140,794,000	$133,139,000
Income from
Continuing operations	$2,435,000	$5,927,000	$2,932,000	$1,187,000	$5,667,000
Discontinued operations	(1,439,000)	(221,000)	(2,051,000)	317,000	150,000

Net income	$996,000	$5,706,000	$881,000	$1,504,000	$5,817,000

Per Share Data
Net income-Basic
Continuing operations	$.22	$.53	$.26	$.10	$.51
Discontinued operations	(.13)	(.02)	(.18)	.03	.01

Net income	$.09	$.51	$.08	$.13	$.52

Net income-Diluted
Continuing operations	$.20	$.47	$.24	$.09	$.47
Discontinued operations	(.13)	(.02)	(.18)	.03	.01

Net income	$.07	$.45	$.06	$.12	$.48

Financial Position (At Year End)
Current assets	$42,652,000	$53,051,000	$43,664,000	$49,361,000	$45,854,000
Total assets	$61,724,000	$79,797,000	$80,992,000	$90,972,000	$100,353,000

Current liabilities	$15,485,000	$16,718,000	$17,565,000	$20,201,000	$19,390,000

Current ratio	2.8 to 1	3.2 to 1	2.5 to 1	2.4 to 1	2.4 to 1

Working capital	$27,167,000	$36,333,000	$26,099,000	$29,160,000	$26,464,000

Property and equipment, net	$17,677,000	$20,879,000	$26,327,000	$26,559,000	$35,858,000

Long-term debt	$403,000	$943,000	$7,623,000	$21,211,000	$37,613,000
Long-term debt, related party	$—	$12,029,000	$9,721,000	$3,000,000	$—

Stockholders’ equity	$24,155,000	$25,395,000	$20,026,000	$19,202,000	$18,098,000

Book value per share	$2.31	$2.25	$1.78	$1.70	$1.61

(A)	Newcor operations have been included in the Consolidated Financial Statements of EXX commencing January 31, 2003. See Note 3 to the Consolidated Financial Statements.
(B)	Includes $4,523,000 pretax impairment charges.
(C)	Includes $2,520,000 pretax gain from forgiveness of indebtedness.
(D)	Includes retroactive $407,000 or $.04 per share after tax amortization charge.
(E)	Includes $1,418,000 pretax impairment charges.
(F)	Includes $1,200,000 pretax gain from forgiveness of indebtedness.
(G)	Includes $1,535,000 pretax impairment charges.
(H)	Includes $428,000 pretax gain from forgiveness of indebtedness.
(I)	Includes $1,552,000 pretax impairment charges.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In January 2003, under the Newcor Plan of Reorganization, EXX purchased 11,877 shares or 98.975% of the outstanding common stock of the reorganized Newcor for approximately $5,939,000. In July 2005, under a merger agreement by Newcor with a newly formed wholly owned subsidiary of EXX, the remaining outstanding shares of Newcor were purchased at $1.88 per share, which was the book value of Newcor at June 30, 2005. As a result of the merger, EXX owns 100% of the issued and outstanding common stock of Newcor.

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

In late September 2006, Detroit Diesel Inc., (“DDC”) informed Newcor that effective December 31, 2006 the contract between DDC and a Newcor subsidiary to produce rocker arm sets would not be extended. DDC further informed the subsidiary that it anticipated rocker arm sales would commence again in the second half of 2007. In the second quarter of 2007, it became apparent that there would be no demand for this product in the foreseeable future. These sets accounted for approximately 63% of that subsidiary’s sales in 2006. Management has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to DDC, under the provisions of SFAS No. 144. Based on this analysis, management has determined that at June 30, 2007 there was an impairment of $896 of goodwill for this subsidiary.

During the first quarter of 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests. The gain on the transaction of $774,000 was recorded during that period, which is reflected as other income in the consolidated statement of operations for the year ended December 31, 2006.

During 2006, EXX purchased 361,423 shares or 9.02% of the issued and outstanding common stock of All American Semiconductor Inc. in open market transactions for an aggregate purchase price of $1,111,000. EXX engaged in discussions with the management of All American Semiconductor Inc. to pursue opportunities which might enhance shareholder values for the shareholders of both corporations. The discussions did not produce any arrangements or agreements between the two companies. In March 2007, EXX sold all the shares of All-American Semiconductor Inc. at a loss of $685,000.

On March 31, 2007, the Company sold substantially all the operating assets of a subsidiary in the Mechanical Equipment segment to private interests for a sale price of $371,000. The gain on the transaction totaling $206,000 is reflected in the discontinued operations in the consolidated statement of operations for the year ended December 31, 2007.

In October 2007, the Company announced the sale of certain assets of a subsidiary in the Plastics and Rubber segment to private interests for a sale price of $268,000. The purchaser will pay the Company royalties on a monthly basis in the amount of 10% of sales of certain products for the 120 months following the closing date. The gain on the transaction totaling $6,000 is reflected in discontinued operations in the consolidated statement of operations for the year ended December 31, 2007.

In February 2008, the Company sold certain assets of a subsidiary in the Mechanical Equipment segment to private interests for a sale price of $900,000. The gain on the transaction will be reflected in other income in the first quarter of 2008. In the fourth quarter of 2007, in light of the sales price allocable to the patents, an impairment charge was recorded in the amount of $656,000 (see Note 19).

2007 Compared to 2006

Net sales in 2007 were $118,212,000 compared to $148,511,000 in 2006 which was a decrease of $30,299,000. Net sales reflected a 20% decrease from the prior year sales. The Mechanical Equipment segment reported total sales of $99,473,000 in 2007 compared to $125,463,000 in 2006, a decrease of $25,990,000 or 21% from 2006. The decrease in sales in the Mechanical Equipment segment was due to decreased sales in the heavy-duty truck and specialty machining markets, and decreased sales in the automotive industry. On an overall basis, demand for the Company’s products runs typically with demand for American made automotive and related products. This demand has been on a downward trend for several years. The Company believes that the downward sales trend is being encountered throughout these industries by the firms supplying comparable products. The Plastics and Rubber segment sales were $18,739,000 in 2007 compared to $23,048,000 in 2006, a decrease of $4,309,000 or 19%.

Gross profit was $15,400,000 in 2007 compared to gross profit of $19,712,000 in 2006, a decrease of $4,312,000. Gross profit as a percentage of sales remained the same at 13% in each year. The Mechanical Equipment segment reported $11,754,000 of gross profit in 2007 compared to $14,956,000 for 2006. Gross profit as a percentage of sales decreased to 12% in 2007 from 14% in 2006. The decrease in gross profit was due to decreased volume and loss of the rocker arm business and the changed sales mix in the heavy-duty truck market. The Plastics and Rubber segment realized $3,646,000 of gross profit in 2007 compared to $4,756,000 for 2006. Gross profit as a percentage of sales remained the same at 19% in each year.

Selling, general and administrative expenses were $10,334,000 in 2007 compared to $9,654,000 in 2006, an increase of $680,000 from 2006. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply purchasing, diligent administrative cost controls and other areas.

Operating income was $4,170,000 in 2007 compared to $8,523,000 in 2006, a decrease of $4,353,000. Operating income in 2007, as reported, reflected an $896,000 impairment charge to long-lived assets. Operating income in 2006, as reported, reflected a $1,535,000 impairment charge to long-lived assets.

Income from continuing operations before income taxes was $4,023,000 in 2007 compared to $9,244,000 in 2006, a decrease of $5,221,000. Income from continuing operations before income taxes in 2007 reflected a gain of $200,000 from early extinguishment of debt discussed in Note 11 to EXX’s consolidated financial statements. The gain related to the purchase of $960,000 principal amount of Newcor unsecured notes from a related party for a price of $760,000 and the subsequent cancellation of these notes. Income from continuing operations before income taxes in 2006 reflected a gain of $428,000 from early extinguishment of debt discussed in Note 11 to EXX’s consolidated financial statements. The gain related to the purchase from a related party of $3,447,000 principal amount of Newcor unsecured notes for a purchase price of $3,019,000 and the subsequent cancellation of these notes. Interest expense was $812,000 in 2007 compared to $1,170,000 in 2006. The overall decrease in interest reflected the reduction in the various debt instruments during the year.

Discontinued operations in 2007 reflected a loss of $656,000 from an impairment charge to a patent as well as a cumulative charge for losses from discontinued operations for one subsidiary and divisions of two subsidiaries totaling $783,000. Discontinued operations in 2006 reflected a charge of $221,000 for losses from discontinued operations of a subsidiary and divisions of two subsidiaries.

EXX in 2007 generated net income of $996,000 or $.09 per share basic and $.07 per share diluted compared to a net income of $5,706,000 or $.51 per share basic and $.45 per share diluted in 2006.

2006 Compared to 2005

Net sales in 2006 were $148,511,000 compared to $130,900,000 in 2005 which was an increase of $17,611,000. Net sales represented a 13% increase from the prior year sales. The Mechanical Equipment segment reported total sales of $125,463,000 in 2006 compared to $113,460,000 in 2005, an increase of $12,003,000 or 11% from 2005. The increase in sales in the Mechanical Equipment segment was attributable mainly to increased sales within the heavy-duty truck market and automotive markets. The Plastics and Rubber segment sales were $23,048,000 in 2006 compared to $17,440,000 in 2005, an increase of $5,608,000 or 24%. The increase in sales in the Plastics and Rubber segment was due to the inclusion of the new vinyl wall covering products business acquired in October 2005 in the sales mix, offset partially by a lower demand for automotive products produced by the segment.

Gross profit was $19,712,000 in 2006 compared to gross profit of $12,906,000 in 2005, an increase of $6,806,000. Gross profit as a percentage of sales increased to 13% in 2006 compared to 10% in 2005. The Mechanical Equipment segment reported $14,956,000 of gross profit in 2006 compared to $11,480,000 in 2005. Gross profit as a percentage of sales increased to 14% in 2006 from 10% in 2005. The increase in gross profit was due to increased volume and an improved sales mix in the heavy-duty truck business including a reduction in certain start up costs associated with new “AXL” programs in 2005. The Plastics and Rubber segment realized $4,756,000 of gross profit in 2006 compared to $1,426,000 in 2005. Gross profit as a percentage of sales increased to 19% in 2006 from 8% in 2005. The improved gross profit was the result of the inclusion of the vinyl wall covering products and changing product mix offset by the reduction of sales within the automotive industry.

Selling, general and administrative expenses were $9,654,000 in 2006 compared to $8,630,000 in 2005, an increase of $1,024,000 from 2005. Management continues to pursue a concerted effort to control and reduce these costs in the areas of effective personnel management, strategic supply purchasing, diligent administrative cost controls and other areas.

Operating income was $8,523,000 in 2006 compared to $4,226,000 in 2005, an increase of $4,297,000. Operating income in 2006, as reported, reflected a $1,535,000 impairment charge to long-lived assets. Operating income in 2005, as reported, reflected a $50,000 impairment charge to long-lived assets.

Income from continuing operations before income taxes was $9,244,000 in 2006 compared to $4,004,000 in 2005, an increase of $5,240,000. Income from continuing operations before income taxes in 2006 reflected a gain of $428,000 from early extinguishment of debt discussed in Note 11 to EXX’s consolidated financial statements. The gain related to the purchase of $3,447,000 principal amount of Newcor unsecured notes for a price of $3,019,000 and the subsequent cancellation of these notes. Income from continuing operations before income taxes in 2005 reflected a gain of $1,200,000 from early extinguishment of debt discussed in Note 11 to EXX’s consolidated financial statements. The gain related to the purchase of $6,000,000 principal amount of Newcor unsecured notes for a purchase price of $4,800,000 and the subsequent cancellation of $2,800,000 these notes. Interest expense was $1,170,000 in 2006 compared to $1,622,000 in 2005. The overall decrease in interest reflected the reduction in the various debt instruments during the year.

Discontinued operations in 2006 reflected a charge of $221,000 for losses from discontinued operations of a subsidiary. Discontinued operations in 2005 reflected a $1,368,000 impairment charge to long-lived assets of a subsidiary as well as a charge for losses from discontinued operations of a subsidiary totaling $683,000.

EXX, in 2006, generated net income of $5,706,000 or $.51 per share basic and $.45 per share diluted compared to a net income of $881,000 or $.08 per share basic and $.06 per share diluted in 2005.

Liquidity and Capital Resources

During 2007, EXX generated $12,424,000 of cash flows from operating activities compared to $17,677,000 in 2006. In 2007, cash flow of $10,396,000 was provided from income before depreciation and amortization, deferred income taxes and special charges and credits compared to $14,075,000 in 2006. In 2007, operating cash flows of $5,000,000 were used to fund an increase of other current assets of $293,000 offset by a reduction of $3,130,000 of accounts receivable, $218,000 of inventories and $1,945,000 of accounts payable. In 2006, operating cash flows of $2,588,000 resulted from an increase of accounts payable totaling $1,260,000, offset by the reduction of $1,493,000 of accounts receivable, $2,011,000 of inventories and $344,000 of other current assets. During 2007, the Company realized a loss of $685,000 primarily from the sale of all the shares of All-American Semiconductor, Inc.

In 2007, EXX’s investing activities used cash of $3,283,000 to purchase property and equipment compared to using cash of $1,638,000 in 2006 to purchase property and equipment. In 2007, EXX received $521,000 from the proceeds from the sales of short-term investments and sale of property and equipment. In 2007, the Company also purchased $977,000 of short-term investments. In 2006, EXX received $1,700,000 from the sale of a division of a subsidiary and purchased $1,111,000 of short-term investments.

During 2007 and 2006, EXX’s financing activities used cash of $15,133,000 and $3,949,000, respectively. In 2007, EXX purchased $12,150,000 of Newcor notes from a related party and paid $747,000 to reduce other long-term indebtedness. In addition, in 2007, EXX purchased $2,236,000 of treasury stock. In 2006, Newcor paid $3,019,000 for Newcor notes and paid $925,000 to reduce other long-term indebtedness.

In 2007, EXX used net cash and cash equivalents in operating activities from discontinued operations totaling $660,000 as compared to receiving $7,000 from these activities in 2006.

In 2007, EXX received net cash and cash equivalents in investing activities from discontinued operations totaling $639,000 as compared to utilizing $10,000 from these activities in 2006.

The following table summarizes the Company’s contractual cash payment obligations at December 31, 2007.

	TOTAL	2007-09
Long Term Debt:

Promissory Notes – 6.00%-7.00%	$339,000	$339,000

Defaulted Notes Payable of a subsidiary (a)	765,000	765,000

Unsecured Senior Notes (b)	403,000	403,000

TOTAL CONTRACTUAL CASH OBLIGATIONS	$1,507,000	$1,507,000

(a)	These notes are in default and, accordingly, have been classified as currently due. They are non-recourse to EXX.
(b)	Effective January 31, 2008, Newcor redeemed the $403,00 total balance of the unsecured senior notes. The funds utilized for this purpose came from Newcor’s working capital.

The Company expects to make a $1,811,000 contribution to its pensions plans in the year ending December 31, 2008 as well as $1,379,000 of minimum lease payments during this same period.

At the end of 2007, EXX reported working capital of approximately $27,167,000 and a current ratio of 2.8 to 1. At the end of 2006, EXX reported working capital of approximately $36,333,000 and a current ratio of 3.2 to 1. The change in the current ratio is primarily the result of the purchase by the Company of $12,150,000 of Newcor Unsecured Senior Notes in December 2007.

At December 31, 2007, EXX considered its cash and cash equivalents of $12,685,000 to be adequate for its current operating needs.

EXX has no present plans that will require material capital expenditures for any of EXX's businesses. Capital expenditures are expected to be in the ordinary course of business and financed by cash generated from operations.

EXX is concerned that the effects of inflation may have a material effect on its future operations.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement cognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plan vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a the simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 109 will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the expected effect, if any, SFAS 141(R) will have on its financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS 160, Noncontrolling interests in Consolidated Financial Statements (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do no result in a change in control will be accounted for a equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

The Company utilizes certain assumptions in the actuarially determined values of its periodic pension cost and pension benefit obligation. Such assumptions include the discount rate of 5.9% and 5.8% during 2007 and 2006, respectively and the expected rate of return on plan assets of 8.7% for 2007 and 8.7% for 2006, which were used in determining the periodic pension cost.

Please refer to Note 14 of EXX’s consolidated financial statements for an explanation of the pension accounting and defined benefit plans as well as the related current charges and credits.

Intangible Assets. Intangible Assets are being amortized over their estimated useful or economical lives and include provisions for patents, customer lists and customer relationships. Please see Note 2 of EXX’s consolidated financial statements for further explanation.

Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected discounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. Please refer to Note 6 of EXX’s consolidated financial statements for an explanation of impairment charges in 2007 and 2006.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and schedules required by this Item may be found beginning with the index page on page F-1 immediately following the signature page and are incorporated herein by reference.

Item 9A(T).	Controls and Procedures

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant’s disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal control Over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted account principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Name	Principal Occupation, Positions with the Company
Jerry Fishman (1) Age-59—Director Continuously since 1984	Director and Vice President of The Fishman Organization Inc. Director of Newcor

Norman H. Perlmutter (2) Age-67—Director Continuously since 1984	CPA, private practice Director of Newcor

Frederic Remington (3) Age-78—Director Continuously since 1984	Retired Director of Newcor

David A. Segal (4) Age-68—Director Continuously since 1984	Chairman, CEO and CFO of EXX Chairman and CEO of Newcor

(1)	Mr. Fishman serves on the Company’s Audit Committee, Compensation Committee, Stock Option Committee and Nominating and Corporate Governance Committee.
(2)	Mr. Perlmutter serves on the Company’s Audit Committee, Compensation Committee and Stock Option Committee.
(3)	Mr. Remington served as Chairman of the Board and Vice President of Peerless Tube Co., a manufacturer of aerosol cans and collapsible metal tubes, for over five years before retiring in January 2003. Mr. Remington serves on the Company’s Audit Committee, Compensation Committee, Stock Option Committee and Nominating and Corporate Governance Committee.
(4)	Mr. Segal has been Chairman of the Board, Chief Executive Officer and Chief Financial Officer of EXX for more than the past five years. Previously, Mr. Segal was Chairman of the Board and Chief Executive Officer of SFM Corp.

Board Meetings and Committees

During 2007, the Company’s Board of Directors met seven times. The Board has an Audit Committee, a Compensation Committee, a Stock Option Committee and a Nominating and Corporate Governance Committee. Each of the committees of the Board of Directors is comprised of non-employee directors who meet the independence requirements of the American Stock Exchange. Each director attended not less than 75% of the meetings of the Board of Directors and committees of which such director was a member in 2007. It is the Company’s policy to strongly encourage members of the Board of Directors to attend the Company’s annual meeting. At the last annual meeting, all of the then current directors, other than Mr. Remington, were in attendance.

The Audit Committee is currently composed of Messrs. Fishman, Perlmutter and Remington, each of whom is independent as defined in the American Stock Exchange listing standards. The Audit Committee adopted a new written charter effective April 20, 2004. The Audit Committee’s tasks include meeting with the auditors to review the scope, accuracy and results of the audit, making inquiries as to the adequacy of the Company’s accounting, financial and operating controls and evaluating on an annual basis the qualification, performance and independence of the Company’s auditors. The “Audit Committee financial expert” designated by the Board of Directors is Norman Perlmutter. The Audit Committee held seven meetings in 2007.

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

Section 16 Beneficial Ownership Reporting Compliance.

To the Company’s knowledge, all directors, officers and beneficial owners of more than 10% of the Company’s securities have filed on a timely basis during 2007, all reports required by Section 16 (a) of the Exchange Act.

Item 11.	Executive Compensation.

The following table provides summary information concerning compensation awarded, paid or accrued by the Company to or on behalf of the executive officers of the Company for the years ended December 31, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
			(1)
David A. Segal	2007	928,653	84,000	—	—	—	6,981	11,133	1,030,767
CEO and CFO	2006	918,109	448,000	—	—	—	6,880	—	1,372,989

(1)	Includes a bonus accrued by Newcor of $343,000 for 2006. Pursuant to the terms of the Indenture governing Newcor’s outstanding Unsecured Notes, which were fully redeemed on January 31, 2008, this bonus cannot be paid before May 1, 2008.

Pension Benefits

Mr. Segal is fully vested in a frozen EXX plan which provides benefits of $423 per month. The present value of benefits at January 1, 2007 was $41,171. The present value of benefits at the end of the year was $42,808. In addition, Mr. Segal is fully vested in a frozen Newcor plan which provides benefits of $600 per month. The present value of benefits at January 1, 2007 was $67,564. The present value of benefits at the end of the year was $72,900.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards, as of the completed 2007 fiscal year, held by the named executive officer:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David A. Segal	1,900,000 Class A	—	—	0.89	December 31, 2013
David A. Segal	100,000 Class B	—	—	1.15	December 31, 2013

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and footnotes describe persons known to management to be the beneficial owners of 5% or more of each class of the Company’s common stock as well as the stockholdings of all the directors as of March 21, 2008, as reported to the Company or as contained in filings made with the Securities and Exchange Commission. Each person has sole voting and dispositive power over the shares indicated as being beneficially owned below.

Name	Number of Shares of Common Stock Beneficially Owned				Percent of Outstanding Common Stock Beneficially Owned
	Class A		Class B		Class A	Class B
Jerry Fishman – Director	1,900		100		*	*

Norman H. Perlmutter – Director	3,800		200		*	*

Frederic Remington – Director	1,900		100		*	*

David A. Segal , Director, CEO and CFO EXX INC 1350 East Flamingo Road, Suite 689 Las Vegas, Nevada 89119	5,457,582	(1)	524,678	(1)	47.63%	59.10%

All executive officers and directors of the Company as a group (4 persons)	5,465,182		525,078		47.70%	59.15%

Laura L. Bradley (2) (4) P.O. Box 12654 Charlotte, North Carolina 28220	1,036,450		69,750		10.84%	8.86%

Lisa M. Bethune (3) (4) 301 Newbury St., #252 Danvers, Massachusetts 01923	1,036,227		69,750		10.84%	8.86%

*	Less than 1%
(1)	Includes options to purchase 1,900,000 Class A shares and 100,000 Class B shares of common stock granted by the Company.
(2)	All information regarding Ms. Bradley is based on (a) Amendment to Schedule 13G/A, relating to Class A common stock, filed with the Securities and Exchange Commission (“SEC) on February 14, 2006 and (b) Schedule 13G, relating to Class B common stock, filed with the SEC on August 30, 2000.
(3)	All information regarding Ms. Bethune is based on (a) Form 4, relating to Class A common stock, filed with the SEC on December 29, 2006 and (b) Schedule 13G, relating to Class B common stock, filed with the SEC on August 11, 2000.
(4)	Ms. Bradley and Ms. Bethune are both daughters of David A. Segal. Mr. Segal disclaims beneficial ownership of any stock owned by Ms. Bradley and Ms. Bethune.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,000,000	$.90	—

Equity compensation plans not approved by stockholders	—	—	—

Total	2,000,000	$.90	—

Item 13.	Certain Relationships and Related Transactions and Director Independence.

With the exception of Mr. Segal, who is the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, all directors are independent as that term is defined in the American Stock Exchange listing standards.

In connection with Newcor's bankruptcy reorganization as of January 2003, Mr. Segal, the Company's Chairman, Chief Executive Officer and Chief Financial Officer, purchased the claims or rights of certain parties with respect to approximately $2,400,000 aggregate principal amount of unsecured senior notes issued by the Company's Newcor subsidiary ("Newcor Notes"). During the fourth quarter of 2004, Mr. Segal purchased approximately $594,000 aggregate principal amount of Newcor Notes from the holders thereof. In 2005, Mr. Segal (either personally or through entities controlled by Mr. Segal) purchased an additional $6,700,000 aggregate principal amount of Newcor Notes from the holders thereof. In 2006, Mr. Segal purchased $2,335,000 aggregate principal amount of Newcor Notes from the holders thereof. During December 2007, the Company purchased $12,150,000 aggregate principal amount of Newcor Notes at a price of $11,950,000 from Mr. Segal directly or through entities he controls. The $12,150,000 of aggregate principal amount of Newcor Notes were cancelled by the trustee and not considered outstanding at the end of 2007.

During 2007, Mr. Segal received interest payments from Newcor of approximately $720,000 at an interest rate of 6% per annum.

Item 14.	Principal Accountant Fees and Services.

Rothstein, Kass & Company, P.C., the Company’s independent registered public accountants for 2007, have also been selected as such for the Company’s current fiscal year.

The following table presents fees for professional audit services rendered by Rothstein, Kass & Company, P.C. for the audit of the Company’s annual consolidated financial statements, and fees billed for other services rendered for the years shown.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees (1)	$229,000	$242,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	38,000	38,000
All Other Fees (4)	—	—

Total	$267,000	$280,000

(1)

Audit Fees consist of fees rendered for professional services for the audit of the Company’s consolidated financial statements included in our Forms 10-K and review of unaudited financial information included in our Forms 10-Q during the years ended December 31, 2007 and 2006 and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

During 2007, the Audit Committee pre-approved non-audit services related to tax compliance. The Audit Committee pre-approved 100% of the fees for services covered under the caption “Tax Fees,” for years 2007 and 2006.

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
		Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
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

EXX INC

By:	/s/ DAVID A. SEGAL
David A. Segal, Chairman of the Board

Date:	March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JERRY FISHMAN
Jerry Fishman, Director

Date:	March 26, 2008

By:	/s/ NORMAN H. PERLMUTTER
Norman H. Perlmutter, Director

Date:	March 26, 2008

By:	/s/ FREDERIC REMINGTON
Frederic Remington, Director

Date:	March 26, 2008

By:	/s/ DAVID A. SEGAL
David A. Segal, Chief Executive Officer
Chief Financial Officer
Chairman of the Board and Director

Date:	March 26, 2008

EXX INC AND SUBS IDIARIES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EXX INC

We have audited the accompanying consolidated balance sheets of EXX INC and Subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXX INC and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial statement schedule listed in accompanying index. In our opinion, the consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey

March 26, 2008

EXX INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$12,685,000	$19,154,000
Short-term investments	712,000	1,182,000
Accounts receivable, less allowances of $733,000 and $512,000 in 2007 and 2006, respectively	15,804,000	19,846,000
Inventories	9,687,000	10,166,000
Other current assets	1,146,000	899,000
Deferred tax assets	2,618,000	1,804,000

Total current assets	42,652,000	53,051,000

Property and equipment, net	17,677,000	20,879,000

Other assets
Goodwill	1,015,000	3,598,000
Intangible assets, net	282,000	1,825,000
Other	98,000	444,000

	1,395,000	5,867,000

	$61,724,000	$79,797,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$1,104,000	$1,632,000
Accounts payable and other current liabilities	14,329,000	13,974,000
Income taxes payable	52,000	1,112,000

Total current liabilities	15,485,000	16,718,000

Long-term liabilities
Long-term debt, less current portion	403,000	943,000
Long-term debt, related party		12,029,000
Post-retirement benefits, other than pensions	1,836,000	3,005,000
Pension liability and other	5,727,000	6,509,000
Deferred tax liability	14,118,000	15,198,000

Total long-term liabilities	22,084,000	37,684,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued
Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 9,927,542 shares issued and 9,648,167 shares outstanding at December 31, 2007 and 10,409,913 shares issued and outstanding at December 31, 2006	99,000	104,000
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 831,479 shares issued and 789,104 shares outstanding at December 31, 2007 and 857,967 shares issued and outstanding at December 31, 2006	9,000	9,000
Capital in excess of par value	547,000	1,885,000
Accumulated other comprehensive loss	(835,000)	(658,000)
Retained earnings	25,228,000	24,055,000
Less: treasury stock, at cost, 279,375 shares of Class A common stock and 42,375 shares of Class B common stock, at December 31, 2007	(893,000)

Total stockholders’ equity	24,155,000	25,395,000

	$61,724,000	$79,797,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2007	2006	2005
Net sales	$118,212,000	$148,511,000	$130,900,000

Cost of sales	102,812,000	128,799,000	117,994,000

Gross profit	15,400,000	19,712,000	12,906,000

Selling, general and administrative expenses	10,334,000	9,654,000	8,630,000
Impairment charge on long-lived assets	896,000	1,535,000	50,000

	11,230,000	11,189,000	8,680,000

Operating income	4,170,000	8,523,000	4,226,000

Other income (expenses)
Interest expense	(812,000)	(1,170,000)	(1,622,000)
Interest income	1,208,000	848,000	353,000
Other income (expense)	(743,000)	(159,000)	(141,000)
Gain on sale of division of subsidiary		774,000
Gain on forgiveness of debt	200,000	428,000	1,200,000
Minority interest in income of consolidated subsidiary			(12,000)

	(147,000)	721,000	(222,000)

Income from continuing operations before income taxes	4,023,000	9,244,000	4,004,000
Income tax expense	1,588,000	3,317,000	1,072,000

Income from continuing operations	2,435,000	5,927,000	2,932,000

Discontinued operations:
Impairment of long-lived assets of a subsidiary	(656,000)		(1,368,000)
Loss from discontinued operations of a subsidiary and divisions of subsidiaries, net of income tax benefit of $644,000, $85,000 and $100,000 in 2007, 2006 and 2005, respectively	(783,000)	(221,000)	(683,000)

Loss from discontinued operations	(1,439,000)	(221,000)	(2,051,000)

Net income	$996,000	$5,706,000	$881,000

Basic net income (loss) per common share:
Income from continuing operations	$0.22	$0.53	$0.26
Loss from discontinued operations	(0.13)	(0.02)	(0.18)

Net income	$0.09	$0.51	$0.08

Assuming dilution net income (loss) per common share:
Income from continuing operations	$0.20	$0.47	$0.24
Loss from discontinued operations	(0.13)	(0.02)	(0.18)

Net income	$0.07	$0.45	$0.06

Weighted average common shares outstanding
Basic	10,969,000	11,268,000	11,270,000

Diluted	12,399,000	12,619,000	12,396,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	Class A	Class B
Balances, January 1, 2005	$121,000	$9,000	$2,859,000	$(269,000)	$17,468,000	$(986,000)	$19,202,000
Net income					881,000		881,000	$881,000
Other comprehensive income (loss), net of tax effect
Minimum pension liability adjustment				(57,000)			(57,000)	(57,000	)(a)

Total comprehensive income								$824,000

Balances, December 31, 2005	121,000	9,000	2,859,000	(326,000)	18,349,000	(986,000)	20,026,000
Net income					5,706,000		5,706,000	$5,706,000
Purchase of treasury stock						(5,000)	(5,000)
Retirement of treasury stock	(17,000)		(974,000)			991,000
Other comprehensive income (loss), net of tax effect
Minimum pension liability adjustment				(379,000)			(379,000)	(379,000	)(a)
Net unrealized gain on marketable securities				47,000			47,000	47,000	(b)

Total comprehensive income								$5,374,000

Balances, December 31, 2006	104,000	9,000	1,885,000	(658,000)	24,055,000	—	25,395,000
Net income					996,000		996,000	$996,000
Purchase of treasury stock						(2,236,000)	(2,236,000)
Retirement of treasury stock	(5,000)		(1,338,000)			1,343,000
Other comprehensive income (loss), net of tax effect
Minimum pension liability adjustment				91,000	177,000		268,000	91,000	(a)
Net unrealized loss on marketable securities				(268,000)			(268,000)	(268,000	)(b)

Total comprehensive income								$819,000

Balances, December 31, 2007	$99,000	$9,000	$547,000	$(835,000)	$25,228,000	$(893,000)	$24,155,000

(a)	Minimum pension liability adjustment has been recorded net of tax effects of $169,000, $(196,000), $(30,000), in 2007, 2006 and 2005, respectively.
(b)	Net unrealized gain (loss) on marketable securities has been recorded net of tax effect of $(138,000) and $25,000 in 2007 and 2006, respectively.

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2007	2006	2005
Cash flows from operating activities
Net income from continuing operations	$2,435,000	$5,927,000	$2,932,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,432,000	6,555,000	5,844,000
Deferred income taxes	101,000	969,000	480,000
Impairment charge on long-lived assets	896,000	1,535,000	1,418,000
Gain on sale of subsidiaries and divisions of subsidiaries		(774,000)
Realized loss on sale of short-term investments	685,000
Gain on forgiveness of debt	(200,000)	(428,000)	(1,200,000)
Minority interest in income of consolidated subsidiary			12,000
Loss on sale/abandonment of property and equipment	47,000	291,000	371,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable, net	3,130,000	1,493,000	(467,000)
Inventories	218,000	2,011,000	(246,000)
Other current assets	(293,000)	344,000	258,000
Other assets	39,000	753,000	(96,000)
Accounts payable and other current liabilities	1,945,000	(1,260,000)	83,000
Income taxes payable	(1,060,000)	1,083,000	(330,000)
Post-retirement benefits, other than pensions	(1,169,000)	(261,000)	(79,000)
Pension liability and other	(782,000)	(561,000)	(616,000)

Net cash provided by operating activities	12,424,000	17,677,000	8,364,000

Cash flows from investing activities
Purchases of property and equipment	(3,283,000)	(1,638,000)	(5,652,000)
Proceeds from sale of divisions of subsidiaries		1,700,000
Proceeds from sales of short-term investments	428,000
Purchases of short-term investments	(977,000)	(1,111,000)
Proceeds from sale of property and equipment	93,000		205,000
Purchase of Newcor minority interest			(133,000)
Payment for acquisition of assets (See Note 3)			(3,650,000)

Net cash used in investing activities	(3,739,000)	(1,049,000)	(9,230,000)

Cash flows from financing activities
Repayment on long-term debt	(12,897,000)	(3,944,000)	(5,611,000)
Purchase of treasury stock	(2,236,000)	(5,000)

Net cash used in financing activities	(15,133,000)	(3,949,000)	(5,611,000)

Net increase (decrease) in cash and cash equivalents from continuing operations	(6,448,000)	12,679,000	(6,477,000)

Net cash and cash equivalents provided by (used in) operating activities from discontinued operations	(660,000)	7,000	(82,000)

Net cash and cash equivalents provided by (used in) investing activities from discontinued operations	639,000	(10,000)	(11,000)

Net increase (decrease) in cash and cash equivalents	(6,469,000)	12,676,000	(6,570,000)

Cash and cash equivalents, beginning of year	19,154,000	6,478,000	13,048,000

Cash and cash equivalents, end of year	$12,685,000	$19,154,000	$6,478,000

See notes to consolidated financial statements.

EXX INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2007	2006	2005
Supplemental disclosures of cash flow information, cash paid during the year for:
Interest	$1,095,000	$1,288,000	$1,692,000

Income taxes	$2,078,000	$1,357,000	$412,000

See notes to consolidated financial statements

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

Short-term Investments

Short-term investments consists of investments in marketable equity securities. These securities are classified as available-for-sale and are reported at its fair value as provided for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as other comprehensive income (loss). The cost of securities sold is determined using the first-in, first-out (FIFO) method.

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

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and disclosure of comprehensive income (loss) and its components. SFAS No. 130 requires the Company’s change in the minimum pension liability and marked-to-market adjustment on its short-term investments to be included in other comprehensive income (loss) in the consolidated balance sheets.

Inventories

Certain inventories are valued at the lower of cost, on the last-in, first-out (“LIFO”) method, or market. The remainder of the inventories are valued at the lower of cost, on the FIFO method, or market. The Company periodically assesses inventory for obsolescence and excess by reducing the difference between the cost and the estimated market value based on assumptions about future demand and historical sales patterns.

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

Impairment of Long-Lived Assets

The Company complies with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically assesses the recoverability of the carrying amounts of long-lived assets, including goodwill and other intangible assets. A loss is recognized when expected discounted future cash flows are less than the carrying amount of the asset or other events occur that warrant a reduction of the asset’s fair value. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated or amortized on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Buildings and improvements	15 - 25 years
Machinery and equipment	3 - 20 years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Advertising Costs

Advertising costs are charged to operations as incurred and were $79,000, $36,000, and $31,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development Costs

The Company complies with SFAS No. 2, “Accounting for Research and Development Costs.” Expenditures for research and development are charged to operations as incurred and were $183,000, $179,000, and $214,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs annual testing for impairment (comparison of estimated fair value to carrying value). Several factors are used to evaluate the recoverability of goodwill, including management’s plans for future operations, recent operating results and each subsidiary’s projected discounted cash flows.

In connection with the completion of the Company’s acquisition of Newcor, Inc. (“Newcor”) in 2003, the goodwill principally arose due to deferred tax liabilities recorded by the Company in connection with the reduction of the tax basis of the Newcor subsidiaries resulting from the cancellation of debt due to the restructuring of Newcor in U.S. Federal Bankruptcy Court.

Goodwill was reduced by approximately $1,700,000 in each of the three years ended December 31, 2007, 2006 and 2005, respectively, to give effect to the tax benefit derived from the amortization of goodwill for income tax purposes.

Intangible Assets

Intangible assets are amortized over their estimated useful or economic lives using the straight-line method in conformity with SFAS No. 142 as follows:

Estimated Useful or Economic Life
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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Income Taxes (continued)

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Pension Plans and Post Retirement Benefits, Other Than Pensions

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires the recognition by the Company of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires the Company to measure the funded status of its plan as of the date of its year-end consolidated balance sheets, with certain exceptions. The disclosures required by SFAS No. 158 are in Note 14.

Earnings (Loss) Per Share

The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

Treasury Stock

Shares of Class A and B common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Company’s consolidated balance sheets. During 2006, the Company formally retired approximately 1,652,000 and 17,000 shares of Class A and Class B common stock, respectively. During 2007, the Company formally retired approximately 477,000 and 26,000 shares of Class A and Class B common stock, respectively, which were purchased during the year.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Concentration of credit risk

As of December 31, 2007, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. The Company’s revenues are derived from a diverse customer base. Although the Company could be affected by the loss of a customer, management does not believe significant credit risk exists as the majority of its customers are large well-established entities. To manage credit risk, the Company performs continuing credit evaluations of the financial condition of these entities.

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

Recently Issued Accounting Pronouncements

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a the simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the expected effect, if any, SFAS 141(R) will have on its financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements (continued)

In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value instruments, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007, which for the Company would be its fiscal year end beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its consolidated financial statements.

Reclassifications

Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation (primarily the result of discontinued operations).

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions (continued)

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

4. Discontinued operations

Included in the accompanying consolidated balance sheets are assets and liabilities related to discontinued operations which are classified as held for sale, and are as follows:

	2007	2006
ASSETS
Accounts receivable, net	$2,000	$447,000
Inventories		444,000
Other current assets		42,000
Deferred tax asset (liability)	99,000	(29,000)
Property and equipment, net	112,000	530,000

Total assets	213,000	1,434,000

LIABILITIES
Accounts payable and other current liabilities	$412,000	$450,000
Pension liability and other	290,000	408,000

Total liabilities	702,000	858,000

5. Sale of subsidiary and assets/divisions of subsidiaries

In October 2007, the Company announced the sale of certain assets of a subsidiary in the Plastics and Rubber segment to private interests for a sale price of $268,000. The purchaser will pay the Company royalties on a monthly basis in the amount of 10% of sales of certain products for the 120 months following the closing date. The gain on the transaction totaling $6,000 is reflected in discontinued operations in the consolidated statement of operations for the year ended December 31, 2007.

On March 31, 2007, the Company sold substantially all the operating assets of a subsidiary in the Mechanical Equipment segment to private interests for a sale price of $371,000. The gain on the transaction totaling $206,000 is reflected in discontinued operations in the consolidated statement of operations for the year ended December 31, 2007.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Sale of subsidiary and assets/divisions of subsidiaries (continued)

During the first quarter of 2006, the Company sold substantially all the assets of a division of a Mechanical Equipment subsidiary to private interests. The gain on the transaction of $774,000 was recorded during that period, which is reflected in discontinued operations in the consolidated statement of operations for the year ended December 31, 2006.

6. Impairment of long-lived assets

During the fourth quarter of 2007, the Company determined that a charge to earnings of approximately $656,000 related to the impairment of patents of a subsidiary in the Mechanical Equipment segment was required. The impairment charge was the difference between the carrying value of the patents versus its fair value as determined by the subsequent sale of the division (discussed in Note 19) in February 2008. This charge to earnings was recorded in the fourth quarter of 2007, and is included in discontinued operations for the year ended December 31, 2007.

The Company determined that a charge to earnings of approximately $896,000, related to the impairment of goodwill of a subsidiary in the Mechanical Equipment segment, was required during the second quarter of 2007. In accordance with SFAS No. 142, management performed an impairment analysis on all long lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the second quarter of 2007.

The Company determined that a charge to earnings of approximately $1,252,000, related to the impairment of goodwill of a subsidiary in the Plastics and Rubber segment, was required during the first quarter of 2006. In accordance with SFAS No. 142, management performed an impairment analysis on all long lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the first quarter of 2006. The Company also determined that a charge to earnings of approximately $106,000 related to the impairment of its customer relationships recorded at the corporate level was required during the first quarter of 2006. In accordance with SFAS No. 142, management performed an impairment analysis on all long-lived assets, including goodwill of the subsidiary. The analysis resulted in an impairment of the customer relationships of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to earnings for the full amount of the impairment was recorded in the first quarter of 2006.

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Impairment of long-lived assets (continued)

During the fourth quarter of 2005, the Company determined that a charge to earnings of approximately $1,368,000, related to the impairment of goodwill and $50,000 related to the impairment of fixed assets of subsidiaries in the Plastics and Rubber segment, was required. In accordance with SFAS No. 142 and 144, management performed an impairment analysis on all long lived assets, including goodwill of the subsidiaries. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiaries as the net book value exceeded the present value of the cash flows. The amount of $1,368,000 is included in discontinued operations for the year ended December 31, 2005.

7. Short-term investments

Short-term investments consist of the following at December 31, 2007 and 2006:

	Cost	Fair value	Unrealized gain (loss)
Marketable equity securities (2007)	$1,046,000	$712,000	$(334,000)

Marketable equity security (2006)	$1,110,000	$1,182,000	$72,000

Realized gains (losses) included in operations for the year ended December 31, 2007 are ($685,000).

The change in unrealized gain (loss) for the years ended December 31, 2007 and 2006 are ($406,000) and $72,000, respectively.

8. Inventories

Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006
Raw materials	$6,535,000	$5,755,000
Work-in-progress	46,000	393,000
Finished goods	3,106,000	4,018,000

	$9,687,000	$10,166,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Inventories (continued)

Inventories stated on the LIFO method amounted to $806,000 and $993,000 at December 31, 2007 and 2006, respectively, which amounts are below FIFO by approximately $602,000 and $692,000 at December 31, 2007 and 2006, respectively.

During 2007 and 2006, net income was positively affected by $90,000 and $203,000, respectively, as a result of using the LIFO method.

9. Property and equipment

Property and equipment consists of the following at December 31, 2007 and 2006:

	2007	2006
Land	$1,569,000	$1,569,000
Buildings and improvements	13,412,000	12,170,000
Machinery and equipment	33,264,000	35,415,000

	48,245,000	49,154,000
Less accumulated depreciation and amortization	30,568,000	28,275,000

	$17,677,000	$20,879,000

10. Intangible assets

Intangible assets consist of the following at December 31, 2007 and 2006:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$1,063,000	$781,000	$1,719,000	$602,000
Customer lists	500,000	500,000	500,000	490,000
Customer relationships	3,625,000	3,625,000	3,625,000	2,927,000

	5,188,000	$4,906,000	5,844,000	$4,019,000

Accumulated amortization and impairment reserve	4,906,000		4,019,000

Intangible assets, net	$282,000		$1,825,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Intangible assets (continued)

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $888,000, $885,000, and $1,066,000, respectively. Impairment on patents of $656,000 (discussed in Note 6) was recorded during the year ended December 31, 2007.

11. Long-term debt

Long-term debt at December 31, 2007 and 2006 is comprised of the following:

		2007	2006
Promissory notes with monthly payments of approximately $82,000, including interest at various rates ranging from 6.00%—7.00% per annum, through February 2009, collateralized by certain equipment of Newcor and its subsidiaries		$339,000	$1,286,000

Unsecured senior notes	(a) (c)	403,000	12,553,000

Note payable with monthly payments of approximately $4,000, including interest at 4.00% per annum, through September 2015, collateralized by substantially all of the assets of a subsidiary	(b)	394,000	394,000

Note payable with monthly payments of approximately $2,000, including interest at 4.00% per annum, through December 2023, collateralized by substantially all of the assets of a subsidiary	(b)	371,000	371,000

		1,507,000	14,604,000
Less current portion		1,104,000	1,632,000

		$403,000	$12,972,000

Future aggregate required principal payments for each of the next five years are as follows:

Year ending December 31,
2008	$1,104,000
Thereafter	403,000

(a)	Newcor and its subsidiaries entered into an agreement with various unsecured debtors as a result of a Plan of Reorganization (the “Unsecured Notes”) in 2003. The Unsecured Notes bear interest at 6% in the first 5 years and 7% in the last five-years of these ten-year notes.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Long-term debt (continued)

Annual amortization is based on excess cash flow as defined in the indenture but is generally calculated as earnings before income taxes plus depreciation and amortization less capital expenditures up to a maximum of $5,000,000, less cash paid for taxes, less term debt reductions.

The balance remaining after amortization based on the excess cash flow is due upon maturity of the notes on January 31, 2013. No principal payments were required on the Unsecured Notes for the years ended December 31, 2007 and 2006.

During 2007, the Company purchased $12,150,000 principal amount of the Unsecured Notes for a purchase price of $11,950,000. The gain on forgiveness of debt of $200,000 was recorded as other income during the year ended December 31, 2007. The $12,150,000 of Unsecured Notes were cancelled by the Trustee and were not considered outstanding at the end of 2007.

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

As of December 31, 2004, the Company’s Chairman had purchased approximately $3,000,000 principal amount of the Unsecured Notes and during 2005, the Chairman (either personally or through entities controlled by the Chairman) purchased an additional $6,721,000 principal amount of the Unsecured Notes. During 2006, the Chairman (either personally or through entities controlled by the Chairman) purchased an additional $2,308,000 principal amount of the Unsecured Notes, giving the Chairman ownership of approximately 96% of the total outstanding principal amount of the Unsecured Notes as of December 31, 2006. For the years ended December 31, 2007 and 2006, the Chairman received interest payments of approximately $720,000 and $650,000, respectively, from Newcor from the outstanding Unsecured Notes owned by him.

(b)	These notes are the obligations of one of the Company’s subsidiaries. These non-recourse notes were in default at December 31, 2007 and 2006 because the subsidiary is unable to make the required payments due to a lack of adequate cash flow. There are no cross default provisions relating to the notes which affect any of the other debt obligations.

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

(c)	The $403,000 of Unsecured Senior Notes were paid in full on January 31, 2008 and the notes were cancelled by the Trustee (see Note 19).

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Long-term debt (continued)

Bank Facility

In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement allowed for $2,100,000 of available borrowings with reducing availability based upon an equal monthly amortization over three years net of a $700,000 outstanding letter of credit, none of which was outstanding at December 31, 2007 and 2006. The borrowings are secured by the machinery and equipment owned by Newcor and its subsidiaries, except the machinery and equipment securing the $339,000 of equipment notes. The 2004 Credit Agreement expired in February 2007 and was not renewed at the Company’s election.

A new $5,000,000 line of credit was established in December 2007. There is no stated expiration date on the new agreement.

The Unsecured Notes and the 2004 Credit Agreement with National City Bank have cross default provisions to other indebtedness of Newcor, Inc. as defined in their respective agreements. There are no other cross default provisions relative to any of the other Newcor subsidiaries.

Newcor was in compliance with all bank covenants at December 31, 2007.

12. Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31, 2007 and 2006:

	2007	2006
Trade accounts payable	$5,141,000	$6,335,000
Warranty	125,000	125,000
Payroll and related costs	2,800,000	2,854,000
Customer deposits	103,000	273,000
Commissions payable	355,000	339,000
Refundable purchase discounts	275,000	539,000
Other accrued expenses	3,430,000	3,509,000
NLRB accrual	2,100,000

	$14,329,000	$13,974,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes

The provision for income taxes consists of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Current
Federal	$878,000	$1,926,000	$165,000
State	134,000	337,000	327,000

	1,012,000	2,263,000	492,000
Deferred
Federal	(68,000)	969,000	480,000

	$944,000	$3,232,000	$972,000

The following reconciles the Federal statutory tax rate to the effective income tax rate:

	2007%	2006%	2005%
Federal statutory rate	34.0	34.0	34.0
State, net of federal tax	4.7	2.8	11.7
Manufacturer’s deduction		(0.1)	(2.6)
Benefit principally related to net operating and capital loss carry-forwards	(37.6)
Non-deductible capital loss	12.0
Permanent timing difference attributable to impairment charge on goodwill	27.3	4.8	25.0
Permanent timing difference attributable to charitable contributions		(0.2)	(8.0)
Other	8.3	(5.1)	(7.6)

Effective income tax rate	48.7	36.2	52.5

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes (continued)

	2007	2006
Deferred tax assets
Allowance for doubtful accounts, warranty and notes receivable	$281,000	$241,000
Equity in loss of Newcor	1,068,000	1,068,000
Inventories	335,000	459,000
Pension and post retirement obligations	2,572,000	3,096,000
Accrued liabilities and other	2,184,000	1,394,000

	6,440,000	6,258,000
Valuation allowance	(1,068,000)	(1,068,000)

	5,372,000	5,190,000

Deferred tax liabilities
Accumulated DISC earnings	(700,000)	(700,000)
Property and equipment	(108,000)	(1,240,000)
Intangible assets	(96,000)	(621,000)
Investment in subsidiaries	(15,873,000)	(15,873,000)
Other	(95,000)	(150,000)

	(16,872,000)	(18,584,000)

Deferred tax liability, net	$(11,500,000)	$(13,394,000)

The amounts are recorded in the consolidated balance sheets as follows:

	2007	2006
Deferred tax asset, current	$2,618,000	$1,804,000
Deferred tax liability	(14,118,000)	(15,198,000)

	$(11,500,000)	$(13,394,000)

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pension plans and post retirement benefits, other than pensions

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

The Company’s funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act (ERISA) of 1974. Effective January 1, 1988, one of the plans was curtailed through an amendment to freeze benefits and future participation. Effective December 31, 2003, most of the benefits under the largest plan were curtailed through an amendment to freeze benefits and future participation for most employees.

SFAS No. 158 requires, among other things, the recognition of the funded status of defined benefit pension plans. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss (net of tax) in stockholders’ equity. SFAS No. 158 requires initial application of the recognition of the funded status of defined benefit plans for fiscal years ending after December 15, 2006. The Company’s adoption of SFAS No. 158 as of December 31, 2006 is described in the following table:

	December 31, 2006 (Prior to SFAS No. 158 Adjustments)	SFAS No. 158 Adjustments	December 31, 2006 (Post SFAS No. 158 Adjustments)
Prepaid pension benefit costs	$307,000	$—	$307,000
Pension liabilities	$5,935,000	$574,000	$6,509,000
Postretirement benefits, other than pensions	$3,005,000	$—	$3,005,000
Accumulated other comprehensive loss	$(326,000)	$(379,000)	$(705,000	) (1)

SFAS No. 158 also requires the measurement of defined benefit pension plans’ assets and obligations as of the date of the Company’s fiscal year-end balance sheet. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008, but the Company has chosen to adopt such provision as of December 31, 2007. The Company’s adoption of this provision of SFAS No. 158 as of December 31, 2007 is described in the following table:

	December 31, 2007 (Prior to SFAS No. 158 Adjustments)	SFAS No. 158 Adjustments	December 31, 2007 (Post SFAS No. 158 Adjustments)
Pension liabilities	$3,915,000	$1,812,000	$5,727,000
Postretirement benefits, other than pensions	$1,836,000	$—	$1,836,000
Accumulated other comprehensive loss	$(437,000)	$(177,000)	$(614,000	) (1)
Retained earnings	$25,051,000	$177,000	$25,228,000

(1)	The above amount represents unrecognized and actuarial losses yet to be recognized in the consolidated balance sheets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pension plans and post retirement benefits, other than pensions (continued)

For the years ended December 31, 2006 and 2005, the Company used September 30th as its measurement date for its pension plans. For the year ending December 31, 2007, in accordance with the provisions of SFAS 158, the Company has changed its measurement date for its pension plans to December 31st.

Net periodic pension cost (income) for the Company-sponsored plans is as follows:

	2007	2006	2005
Service cost	$—	$58,000	$65,000
Interest cost	3,370,000	2,460,000	2,466,000
Expected return on plan assets	(4,058,000)	(3,100,000)	(3,053,000)
Amortization of unrecognized losses	482,000	68,000	35,000

Net periodic pension cost (income)	$(206,000)	$(514,000)	$(487,000)

The following table sets forth the changes in the projected benefit obligation for the years ended December 31, 2007 and 2006 for the Company-sponsored defined benefit pension plans:

	2007	2006
Projected benefit obligation, beginning of the year	$42,809,000	$44,242,000
Service cost		58,000
Interest cost	3,370,000	2,460,000
Actuarial (gain) loss	110,000	(521,000)
Benefits paid	(5,078,000)	(3,430,000)

Projected benefit obligation, end of year	$41,211,000	$42,809,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pension plans and post retirement benefits, other than pensions (continued)

The following table sets forth the change in the fair value of plans assets for the years ended December 31, 2007 and 2006 for the Company-sponsored defined benefit pension plans:

	2007	2006
Fair value of plan assets, at prior measurement date	$36,607,000	$36,977,000
Actual return on plan assets	3,895,000	3,060,000
Employer contributions	60,000
Benefits paid	(5,078,000)	(3,430,000)

Fair value of plan assets, at current measurement date	$35,484,000	$36,607,000

The funded status for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Funded status	$(5,727,000)	$(6,202,000)
Unrecognized net actuarial gain (loss)

Net amount recognized	$(5,727,000)	$(6,202,000)

Amounts recognized in the consolidated balance sheets consist of the following:

	2007	2006
Prepaid benefit pension costs (a)	$—	$307,000
Pension liability	(5,727,000)	(6,509,000)
Accumulated other comprehensive loss	(437,000)	(705,000)

Net amount recognized	$(6,164,000)	$(6,907,000)

(a)	included in other assets in the accompanying December 31, 2006 consolidated balance sheet.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pension plans and post retirement benefits, other than pensions (continued)

Weighted average assumptions used to determine benefit obligations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Discount rate	6.0%	5.8%	6.0%
Rate of compensation increase	0%	0%	0%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Discount rate	5.9%	5.8%	5.8%
Expected long-term rate of return on plan assets	8.7%	8.7%	8.7%
Rate of compensation increase	0%	0%	0%

The accumulated benefit obligation for all defined benefit pension plans was $41,211,000 and $42,809,000, at December 31, 2007 and 2006, respectively.

The weighted average asset allocations of the Company’s pension plans at December 31, 2007 and 2006 are as follows:

	2007	2006
Equity securities	62%	64%
Debt securities	36	34
Annuities and other	2	2

	100%	100%

The Company expects to make a $1,811,000 contribution to its pension plans during the year ending December 31, 2008.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Pension plans and post retirement benefits, other than pensions (continued)

The Company expects to make benefit payments for each of the next five years as follows:

Year ending December 31,
2008	$2,986,000
2009	2,951,000
2010	3,001,000
2011	3,030,000
2012	3,663,000

The Company’s investment strategies and policies require that the plans assets be invested in a blend of equity stocks or funds and fixed income bonds or bond funds. Cash or cash equivalents are to be minimal but sufficient to service the liquidity needs of the plans. Target allocations require that 40% of total assets be invested in fixed income related assets and 60% be invested in equity related investments. These targets did not change during the year ended December 31, 2007. The Company’s investment advisor rebalances the asset allocation if the actual asset holdings vary by more than 5% of the target policy.

In order to achieve the long-term investment return on plan assets assumption of 8.0%, the Company has determined that an asset allocation with greater concentration in the equities market will be required. Historically, equity investments average returns that exceed the Company’s assumption, but are more volatile than fixed income investments. Fixed income investments tend to be more stable from year to year but earn investment returns less than the equity investments. The Company’s targeted long-term expectation of fixed income investments is 6% to 7% and equity investments are targeted to earn 10% to 11%.

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

15. Stock option plan

The Company complies with SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised 2004).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Stock option plan (continued)

The status of the Company’s stock options are summarized below:

	Options		Per Share Exercise Price	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2007, 2006 and 2005	2,000,000	(a)	$0.89 - $1.15	$0.90

(a)	Includes options to purchase 1,900,000 shares of Class A common stock and 100,000 shares of Class B common stock, as a performance award, exercisable at grant date and expire in 2013.

16. Commitments and contingencies

Leases

The Company leases certain office and plant facilities and manufacturing equipment under non-cancelable operating leases expiring through April 2014 and one lease under a month-to month agreement.

Future minimum lease payments under these leases are as follows:

Year ending December 31,
2008	$1,379,000
2009	1,137,000
2010	481,000
2011	307,000
2012	207,000
Thereafter	276,000

Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $894,000, $927,000, and $796,000, respectively.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and contingencies (continued)

Employment Agreements

The Company has two employment agreements with an officer, who is a principal stockholder, for a minimum annual salary totaling $895,000, adjusted annually for increases in the CPI, plus bonuses based on the Company’s earnings. One of these agreements expires during 2009. The second agreement expires in 2011.

National Labor Relations Board

In September 2007, the Company reported that the Detroit, Michigan Regional Office of the National Labor Relations Board (“NLRB”) issued a recommended notice of compliance determination on September 25, 2007 with respect to the Newcor Bay City Division in favor of approximately 32 United Auto Workers (“UAW”) members, recommending a total of approximately $1,900,000 in back pay, benefits, and interest to the 32 individuals. The NLRB’s notice of compliance determination relates to a previously disclosed unfair labor practice charge filed by the UAW following implementation of a final contract offer. The Company has recorded an accrual of $2,100,000 (including interest) in connection with this announcement.

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

Litigation

The Company is a party to various other legal matters. In the opinion of management, all open legal matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

17. Segment information

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment information (continued)

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

Segment information for 2007, 2006, and 2005 is summarized as follows:

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2007
Net sales	$99,472,000	$18,739,000	$—	$118,211,000

Income (loss) from continuing operations before income tax expense (benefit)	$5,019,000	$766,000	$(1,762,000)	$4,023,000

Total assets (at year end)	$23,764,000	$6,767,000	$31,193,000	$61,724,000

Depreciation and amortization	$6,210,000	$557,000	$294,000	$7,061,000

Capital expenditures	$2,048,000	$231,000	$1,260,000	$3,539,000

2006
Net sales	$125,463,000	$23,048,000	$—	$148,511,000

Income (loss) from continuing operations before income tax expense (benefit)	$12,240,000	$611,000	$(3,607,000)	$9,244,000

Total assets (at year end)	$32,575,000	$10,455,000	$36,767,000	$79,797,000

Depreciation and amortization	$5,186,000	$631,000	$1,405,000	$7,222,000

Capital expenditures	$1,148,000	$499,000	$—	$1,647,000

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment information (continued)

	Mechanical Equipment	Plastics and Rubber	Corporate	Consolidated
2005
Net sales	$113,460,000	$17,440,000	$—	$130,900,000

Income (loss) from continuing operations before income tax expense (benefit)	$2,704,000	$2,332,000	$(1,032,000)	$4,004,000

Total assets (at year end)	$42,406,000	$13,482,000	$25,104,000	$80,992,000

Depreciation and amortization	$4,866,000	$657,000	$1,066,000	$6,589,000

Capital expenditures	$4,576,000	$1,087,000	$—	$5,663,000

Net sales to countries outside of the United States for the years ended December 31, 2007, 2006 and 2005 were approximately $4,909,000, $6,326,000, and $6,997,000, respectively, and were attributable primarily to sales from the Company’s Mechanical Equipment segment. There were no significant sales to any individual foreign country or region.

The Mechanical Equipment segment had sales to three major customers in 2007 that accounted for 26%, 15% and 10%, respectively, and three major customers in 2006 that accounted for 25%, 21%, and 14%, respectively, and four major customers in 2005 that accounted for 24%, 23%, 12% and 10%, respectively, of consolidated net sales.

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

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment information (continued)

In June 2005, the Company reported that a second subsidiary of Newcor had been awarded a machining program for a DCX powertrain. The annual sales of this program were estimated at approximately 10% of the Company’s 2004 annual sales. Full production under the program began in the third quarter of 2005.

In September 2006, Detroit Diesel Inc., (“DDC”) (Newcor’s then largest customer) informed Newcor it would not extend its contract currently machined by a Newcor subsidiary to produce rocker arm sets effective January 1, 2007 due to an anticipated fall-off in demand for the first half of 2007. DDC also stated that it expected demand to increase significantly in the second half of 2007, at which time it is anticipated that the subsidiary will commence building rocker arm sets. These sets accounted for approximately 58% of that subsidiary’s sales in 2005. Management has performed an impairment analysis on the long-lived assets of the operations affected by the loss of revenues related to DDC, under the provisions of SFAS No. 144. Based on this analysis, management determined that for the year ended December 31, 2007, there was an impairment of goodwill of $896,000 (as discussed in Note 5).

18. Selected quarterly results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$31,118,000	$34,039,000	$30,358,000	$22,697,000

Gross profit	$4,108,000	$4,731,000	$3,969,000	$2,592,000

Net income (loss)	$385,000	$571,000	$(1,242,000)	$1,282,000	(a)

Basic net income (loss) per common share:	$0.03	$0.05	$(0.12)	$0.26

Assuming dilution net income (loss) per common share	$0.03	$0.05	$(0.12)	$0.24

(a)	The second quarter of 2007 includes an impairment charge of $896,000 on goodwill. The fourth quarter of 2007 includes an impairment charge of $656,000 on intangible assets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected quarterly results (unaudited) (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$42,975,000	$42,573,000	$36,402,000	$26,561,000

Gross profit	$5,601,000	$6,144,000	$5,121,000	$2,846,000

Net income	$330,000	$2,124,000	$1,227,000	$2,025,000	(b)

Basic net income per common share:	$0.03	$0.19	$0.11	$0.20

Assuming dilution net income per common share	$0.03	$0.17	$0.10	$0.17

2005
Net sales	$37,526,000	$37,528,000	$33,965,000	$21,881,000

Gross profit	$4,485,000	$5,149,000	$3,074,000	$198,000

Net income	$456,000	$718,000	$(497,000)	$204,000	(c)

Basic net income per common share:	$0.04	$0.06	$(0.04)	$0.20

Assuming dilution net income per common share	$0.04	$0.06	$(0.04)	$0.18

(b)	The first quarter of 2006 includes an impairment charge of $1,358,000 relating to goodwill and customer relationships. The fourth quarter of 2006 includes an impairment charge of $177,000 on long-lived assets.
(c)	The first quarter of 2005 includes debt forgiveness income of $1,200,000 and an impairment charge of $1,418,000 on long-lived assets.

EXX INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent events

In January 2008, the Company purchased the remaining $403,000 principal amount of the Unsecured Notes for a purchase price of $415,000 which included accrued interest of $12,000. The $403,000 of Unsecured Notes were cancelled by the Trustee and are no longer considered outstanding.

In February 2008, the Company sold certain assets of a subsidiary in the Mechanical Equipment segment to private interests for a sale price of $900,000. The gain on the transaction will be reflected in other income in the first quarter of 2008. In the fourth quarter of 2007, in light of the sales price allocable to the patents, an impairment charge was recorded in the amount of $656,000 (see Note 6). Included in the consolidated balance sheets are assets and liabilities related to the subsequent sale of this subsidiary, classified as held for sale, and are as follows:

	2007	2006
ASSETS
Accounts receivable, net	$594,000	$1,061,000
Inventories	66,000	124,000
Other current assets	35,000	39,000
Property and equipment, net	22,000	225,000
Other assets		307,000
Intangible assets, net	282,000	1,117,000

Total assets	999,000	2,873,000

LIABILITIES
Accounts payable and other current liabilities	$2,674,000	$816,000

Total liabilities	2,674,000	816,000

EXX INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

II–VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	Column B	Column C		Column D	Column E
DESCRIPTION	Balance at Beginning of Period	Additions -		Deductions from Reserves	Balance at End of Period
		Charged to income	Charged to other accounts
2007
Reserve for bad debts and allowances	$512,000	$242,000	$—	$21,000	$733,000

Reserve for returns and allowances	$75,000	$134,000	$—	$—	$209,000

Reserve for dispositions of inventories	$1,205,000	$159,000	$18,000	$472,000	$910,000

2006
Reserve for bad debts and allowances	$375,000	$137,000	$—	$—	$512,000

Reserve for returns and allowances	$250,000	$—	$—	$175,000	$75,000

Reserve for dispositions of inventories	$1,368,000	$204,000	$—	$367,000	$1,205,000

2005
Reserve for bad debts and allowances	$249,000	$126,000	$—	$—	$375,000

Reserve for returns and allowances	$325,000	$—	$—	$75,000	$250,000

Reserve for dispositions of inventories	$877,000	$854,000	$—	$363,000	$1,368,000

S-1