Form 10-Q
period 2008-03-31
EXX INC/NV/
filed 2008-05-15
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 9, 2008: 9,515,642 Class A Shares and 786,409 Class B Shares.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES

    CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

    (In thousands, except number of shares and per share amounts)

A.	Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,421	$12,685
Short-term investments	405	712
Accounts receivable, less allowances of $931 and $733, respectively	15,580	15,804
Inventories	10,712	9,687
Other current assets	996	1,146
Deferred tax asset	2,655	2,618

Total current assets	44,769	42,652

Property and equipment, net	17,584	17,677

Other assets
Goodwill	592	1,015
Intangible assets, net	—	282
Other	587	98

	1,179	1,395

	$63,532	$61,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$1,016	$1,104
Accounts payable and other current liabilities	14,901	14,329
Income taxes payable	514	52

Total current liabilities	16,431	15,485

Long-term liabilities
Long-term debt, less current portion	—	403
Post-retirement benefits, other than pension	1,836	1,836
Pension liability and other	5,727	5,727
Deferred tax liability	14,107	14,118

Total long-term liabilities	21,670	22,084

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued common stock, Class A, $.01 par value, authorized 25,000,000 shares, 9,927,542 shares issued and 9,546,912 shares outstanding at March 31, 2008 and 9,927,542 shares issued and 9,648,167 shares outstanding at December 31, 2007	99	99
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 831,479 shares issued and 787,134 shares outstanding at March 31, 2008 and 831,479 shares issued and 789,104 shares outstanding at December 31, 2007	9	9
Capital in excess of par value	547	547
Accumulated other comprehensive loss	(926)	(835)
Retained earnings	26,896	25,228
Less treasury stock at cost 380,630 shares of Class A common stock and 44,345 shares of Class B common stock at March 31, 2008 and 279,375 shares of Class A common stock and 42,375 shares of Class B common stock at December 31, 2007	(1,194)	(893)

Total stockholders’ equity	25,431	24,155

	$63,532	$61,724

See notes to condensed consolidated interim financial statements.

B.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except number of shares and per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net sales	$26,948	$29,849

Cost of sales	22,414	25,734

Gross profit	4,534	4,115

Selling, general and administrative expenses	2,559	2,643

Operating income	1,975	1,472

Other income (expense)
Loss on investment	—	(681)
Interest expense	(41)	(220)
Interest income	133	176
Other income (expense)	(147)	107

	(55)	(618)

Income from continuing operations before income taxes	1,920	854

Income taxes	652	290

Income from continuing operations	1,268	564

Discontinued operations:
Income (loss) from discontinued operations of a subsidiary and divisions of subsidiaries net of income taxes (benefit)	400	(179)

Net income	$1,668	$385

Basic net income (loss) per common share:
Income from continuing operations	$.12	$.05
Income (loss) from discontinued operations	$.04	$(.02)

Net income per common share-basic	$.16	$.03

Assuming dilution net income (loss) per common share:
Income from continuing operations	$.11	$.04
Income (loss) from discontinued operations	$.03	$(.01)

Net income per common share-diluted	$.14	$.03

Weighted average common shares outstanding
Basic	10,387,693	11,267,880

Diluted	11,800,755	12,751,810

See notes to condensed consolidated interim financial statements.

C.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income from continuing operations	$1,268	$564
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Loss on sale of assets of subsidiary	2	—
Loss on disposal of marketable securities	—	681
Depreciation and amortization	1,056	1,433
Deferred tax expense	450	359
Changes in operating assets and liabilities, net	899	(1,012)

Net cash provided by operating activities	3,675	2,025

Cash flows from investing activities
Acquisition of property and equipment, net	(1,027)	(970)
Proceeds from sale of property and equipment	18	770
Proceeds from sale of short-term investments	—	430

Net cash provided by (used in) investing activities	(1,009)	230

Cash flows from financing activities
Payments of long-term debt	(491)	(233)
Purchase of treasury stock	(301)	—

Net cash used in financing activities	(792)	(233)

Net increase in cash and cash equivalents from continuing operations	1,874	2,022

Net cash and cash equivalents used in operating activities from discontinued operations	(538)	(413)

Net cash and cash equivalents provided by investing activities from discontinued operations	400	371

Net increase in cash and cash equivalents	1,736	1,980

Cash and cash equivalents, beginning of period	12,685	19,154

Cash and cash equivalents, end of period	$14,421	$21,134

Supplemental disclosure of cash flow information, cash paid during the period for:

Interest	$52	$430

Income taxes	$48	$1,069

See notes to condensed consolidated interim financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements of EXX INC (the “Company”) as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 set forth in this Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments so made are of a normal recurring nature. The unaudited condensed consolidated interim financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Note 2: Inventories

Inventories are summarized as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
Raw materials	$7,022	$6,535
Work-in-process	160	46
Finished goods	3,530	3,106

	$10,712	$9,687

Note 3: Long-term debt

A summary of long–term debt follows:

			March 31, 2008	December 31, 2007
			(unaudited)
Revolving credit line at 2% over LIBOR	(a	)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00% - 7.00%			251	339
Notes payable at 4% through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	394	394
Notes payable at 4% through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Unsecured notes payable of a subsidiary, currently 6%, due 2013	(c	)	—	403

			1,016	1,507
Less current portion			1,016	1,104

			$—	$403

(a)	In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allowed for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit which was allowed to expire in February 2007 since the Company deemed it unnecessary for current operations. A new $5,000 uncommitted line of credit was established in December 2007. There is no stated expiration date on the new agreement. The $700 letter of credit referred to above remains outstanding.
(b)	These notes are in default and, accordingly, have been classified as currently due.
(c)	All remaining unsecured notes were redeemed in accordance with their terms in January 2008.

Note 4: Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. The difference between the number of shares used to compute basic net income per common share and diluted net income per common share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended March 31, 2008, these shares amounted to 1,413,062 shares. For the three months ended March 31, 2007, these additional shares amounted to 1,483,930 shares.

Note 5: Pension Plan Information

The Company is required to report the following information on an interim basis under SFAS No 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans”, which supercedes SFAS No. 132 “Employer’s Disclosure about Pensions and Other Post Retirement Benefits-an amendment of FASB Statements Nos. 87, 88 and 106” with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFITS COST (INCOME)

	(unaudited)
	Three Months Ended
	March 31, 2008	March 31, 2007
Service cost	$20	$15
Interest cost	641	614
Expected return on plan assets	(741)	(765)
Amortization	15	13

Net periodic pension cost (income)	$(65)	$(123)

In the consolidated financial statements for December 31, 2006 the Company indicated it intended to contribute and has contributed $59 to its pensions plans in April 2007. In the consolidated financial statements for December 31, 2007, the Company indicated it intended to contribute $1,811 to its pensions plans during the year ending December 31, 2008. To date in 2008, the Company has contributed $531.

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

	(unaudited)
	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Net sales to unaffiliated customers three months ended March 31,
2008	$22,754	$4,194	$—	$26,948
2007	$24,508	$5,341	$—	$29,849

Operating income (loss) three months ended March 31,
2008	$2,659	$(378)	$(306)	$1,975
2007	$1,695	$335	$(558)	$1,472

Income (loss) from continuing operations before income taxes three months ended March 31,
2008	$2,518	$(367)	$(231)	$1,920
2007	$1,730	$344	$(1,220)	$854

The following is a listing of sales by major product group sold by the operating segments of the Company for the following periods.

	(unaudited)
	Three Months Ended
	March 31, 2008	March 31, 2007
Mechanical Equipment
Machined production components	$22,013	$23,543
Electric motors and cable pressurization equipment	741	965

	$22,754	$24,508

Plastics and Rubber
Manufactured, molded plastic and rubber components	$596	$882
Impulse toys and other	3,598	4,459

	$4,194	$5,341

Note 7: Recent Developments

In January 2008, the Company redeemed in accordance with their terms the remaining $403 principal amount of the unsecured notes for a total of $415 which included accrued interest of $12. The $403 of unsecured notes were cancelled by the Trustee and are no longer considered outstanding.

In February 2008, the Company sold certain assets of a subsidiary within the Mechanical Equipment segment to an unrelated party for a sale price of $900. The gain on the transaction is reflected in discontinued operations in the first quarter of 2008. In the fourth quarter of 2007, in light of the sales price allocable to the patents, an impairment charge was recorded in the amount of $656. Included in the consolidated balance sheet at December 31, 2007 are assets and liabilities related to the subsequent sale of this subsidiary, classified as held for sale, as follows:

DECEMBER 31, 2007
ASSETS
Accounts receivable, net	$594
Inventories	66
Other current assets	35
Property and equipment, net	22
Intangible assets, net	282

Total assets	$999

LIABILITIES
Accounts payable and other current liabilities	$2,674

Total liabilities	$2,674

Note 8: Other

At the end of March and the beginning of April 2007, EXX sold 361,000 or 9.02% of the issued and outstanding common shares of All American Semiconductor Inc. in open market transactions for an aggregate sale price of approximately $430, resulting in a loss to EXX of $681 which was recorded in the first quarter condensed consolidated interim financial statements. As reported previously, EXX acquired shares in All American Semiconductor Inc. as an investment and then pursued discussions with its management which did not produce any arrangements or agreements between the two companies.

In February 2007, the Company sold a subsidiary’s unused building and related property to an unrelated party for net proceeds of $770 resulting in a loss of $177 which was recorded in the fourth quarter of 2006 as an impairment of the related property to an unrelated party.

On March 31, 2007, the Company sold substantially all the operating assets of its electric motor manufacturing subsidiary to an unrelated party for a sale price of $371. The gain on the transaction totaling $206 is reflected in discontinued operations in the condensed consolidated interim financial statements for the three months ended March 31, 2007.

Note 9: Adoption of New Accounting Pronouncements

Effective January 1, 2008 the Company implemented the Securities and Exchange Commission Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under “Generally Accepted Accounting Principles (“GAAP”). Specifically, the SAB revised the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 does not have a material impact on the Company’s condensed consolidated interim financial statements.

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on our consolidated non-financial assets and liabilities.

SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1.

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation.

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as cash and cash equivalents on the condensed consolidated interim balance sheet. All securities owned are valued under Level 1, where the assets are measured using quoted prices in active markets for identical assets.

In January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The adoption of SFAS No. 159 did not have any material impact on the Company’s consolidated financial statements.

Note 10: Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board issued SFAS 160, “Non controlling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as non controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements.

ITEM 2.	EXX INC AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Net sales for the first quarter of 2008 were $26,948 compared to $29,849 in the first quarter of 2007, a $2,901 decrease. The Mechanical Equipment segment reported first quarter 2008 total sales of $22,754, which was a decrease of $1,754 or 7% of sales of $24,508 in the first quarter of 2007. The decrease was primarily due to decreased sales in the heavy-duty truck and specialty machining markets, and also by decreased sales in the automotive industry. The increased cost of fuel has also hampered sales. The Company believes that the downward sales trend is being encountered throughout these industries by the firms supplying comparable products. The Plastics and Rubber segment first quarter 2008 sales were $4,194 compared to $5,341 in the same period in 2007, a $1,147 decrease or 21%. The decrease in the Plastics and Rubber segment was due to decreased volume primarily caused by the factors mentioned above.

Gross profit for the first quarter of 2008 totaled $4,534 or 17% of sales compared to $4,115 or 14% of sales for the comparable period in 2007. The Mechanical Equipment segment accounted for a gross profit of $3,690 in the first quarter of 2008 compared to $2,814 for the comparable three-month period in 2007. Gross profit as a percentage of sales in the Mechanical Equipment segment for the first quarter of 2008 increased to 16% compared to 11% for the first quarter of 2007, principally due to changes in the cost structure and operating efficiencies. The Plastics and Rubber segment accounted for a gross profit of $844 in the first quarter of 2008 compared to $1,301 for the comparable three-month period in 2007. Gross profit as a percentage of sales in the first quarter of 2008 decreased to 20% from 24% for the first quarter of 2007. The percentage decrease was the result of the product mix and the decrease of sales within the segment.

Selling, general & administrative expenses were $2,559 for the first quarter of 2008, compared to $2,643 for the first quarter of 2007. Management continues to pursue a concerted effort to control and reduce these costs in the areas of efficient personnel management, strategic supply, purchasing, administrative cost controls and other areas.

As a result primarily of the increase in gross profit reported in the Mechanical Equipment segment and cost containment measures, operating income for the first quarter of 2008 was $1,975 compared to $1,472 for the first quarter of 2007.

Other income (expense) for the first quarter of 2008 was ($55) compared to other income (expense) of ($618) for the first quarter of 2007. In 2007, this included a loss of $681 from the sale in open market transactions of common stock of All American Semi Conductor Inc. EXX had made an investment in this Company, but discussions with that Company’s management did not produce any agreements or arrangements between the two companies.

Interest expense for the first quarter of 2008 was ($41) compared to ($220) for the first quarter of 2007. The interest reduction was due to reduced debt balances between the periods.

Income (loss) from discontinued operations for the first quarter 2008 was $400 compared to ($179) for the first quarter 2007. These results related to operations of a subsidiary and divisions of subsidiaries which were disposed of and are discussed elsewhere in this report.

Net income for the first quarter of 2008 was $1,668 or $.16 per common share-basic and $.14 per common share-diluted compared to a net income of $385 or $.03 per common share-basic and $.03 per common share-diluted in the comparable period of 2007.

Liquidity and Capital Resources

In February 2004, Newcor entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allowed for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit which was allowed to expire in February 2007 since the Company deemed it unnecessary for current operations. A new uncommitted $5,000 line of credit was established in December 2007. There is no stated expiration date on the new agreement. There have been no borrowings under this line of credit. The $700 letter of credit referred to above remains outstanding.

For the three months ended March 31, 2008, operating activities generated $3,675 of cash as compared to generating $2,025 of cash in the corresponding period of the preceding year. For the three months ended March 31, 2008, the Company utilized $1,009 in its investment activities which included $18 proceeds from the sale of property and equipment less $1,027 cost of acquisition of property and equipment, net. In the corresponding period of the preceding year, the Company generated $230 in its investment activities which included $770 proceeds from the sale of property and equipment and $430 from the sale of short-term investments less $970 for the acquisition of property and equipment. Cash totaling $792 was used in financing activities during the three months ended March 31, 2008 and included payments of $301 for the purchase of treasury stock and $491 for the repayment of Newcor debt which included the redemption of the remaining $403 of the Newcor notes, compared to the use of $233 for the three months ended March 31, 2007 principally for repayment of the long-term debt.

At March 31, 2008, the Company reported working capital of approximately $28,338 and a current ratio of 2.7 to 1. The Company is obtaining its working capital needs through its existing cash balances which the Company considers to be adequate for its current working capital needs for the foreseeable future.

ITEM 4T.	Controls and Procedures

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

With regards to internal controls, his review did not indicate any significant changes in internal controls or other factors that have materially affected or is reasonably likely to materially affect the registrant’s internal controls over financial reporting. The evaluation process and its results were reported to the Company’s Audit Committee and to the outside auditors.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2007, the Company reported that the Detroit, Michigan Regional Office of the National Labor Relations Board (“NLRB”) issued a recommended notice of compliance determination on September 25, 2007 with respect to the Newcor Bay City Division in favor of approximately 32 UAW members, recommending a total of approximately $1,900 in back pay, benefits, and interest to the 32 individuals. The NLRB’s notice of compliance determination relates to a previously disclosed unfair labor practice charge filed by the UAW following implementation of a final contract offer. The Company has recorded an accrual of $2,100 in connection with this announcement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be purchased Under the Plans or Programs
Jan. 1, 2008 – Jan. 31, 2008	29,718 Class A 1,020 Class B	$ $	3.00 3.08	— —	— —
Feb. 1, 2008 – Feb 29, 2008	34,622 Class A 400 Class B	$ $	2.94 2.90	— —	— —
Mar. 1, 2008 – Mar. 31, 2008	36,915 Class A 550 Class B	$ $	2.96 2.98	— —	— —
Total	101,255 Class A 1,970 Class B	$ $	2.96 3.01	— —	— —

(1)	All shares acquired through open market purchases and were not part of any publicly announced program.

ITEM 6.	Exhibits

(a)	Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor Senior Increasing Rate Notes due 2013 Indenture.	(6)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Credit Agreement between Newcor and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(7)

10.5	First Amendment to 2004 Credit Agreement between Newcor and its subsidiaries and National City Bank dated March 28, 2005.	(8)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.
(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.
(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.
(4)	Incorporated by reference to Newcor Form 10-Q Report dated September 30, 2001.
(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.
(6)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.
(7)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.
(8)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: May 13, 2008	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer