Form 10-Q
period 2008-06-30
EXX INC/NV/
filed 2008-08-13
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of August 11, 2008: 9,510,442 Class A Shares and 786,409 Class B Shares.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES

    CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

    (In thousands, except share and per share amounts)

A.	Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,865	$12,685
Short-term investments	283	712
Accounts receivable, less allowances of $503 and $733, respectively	15,909	15,804
Inventories	9,967	9,687
Other current assets	585	1,146
Income tax receivable	24	—
Deferred tax asset	2,516	2,618

Total current assets	44,149	42,652

Property and equipment, net	18,086	17,677

Other assets
Goodwill	170	1,015
Intangible assets, net	—	282
Other	561	98

	731	1,395

	$62,966	$61,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$930	$1,104
Accounts payable and other current liabilities	14,589	14,329
Income taxes payable	488	52

Total current liabilities	16,007	15,485

Long-term liabilities
Long-term debt, less current portion	—	403
Post-retirement benefits, other than pension	1,836	1,836
Pension liability and other	5,727	5,727
Deferred tax liability	14,066	14,118

Total long-term liabilities	21,629	22,084

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued , Common stock, Class A, $.01 par value, authorized 25,000,000 shares, 9,927,542 shares issued and 9,515,642 shares outstanding at June 30, 2008 and 9,927,542 shares issued and 9,648,167 shares outstanding at December 31, 2007	99	99
Common stock, Class B, $.01 par value, authorized 1,000,000 shares, 831,479 shares issued and 786,409 shares outstanding at June 30, 2008 and 831,479 shares issued and 789,104 shares outstanding at December 31, 2007	9	9
Capital-in-excess of par value	547	547
Accumulated other comprehensive loss	(1,007)	(835)
Retained earnings	26,971	25,228
Less treasury stock at cost 411,900 shares of Class A common stock and 45,070 shares of Class B common stock at June 30, 2008 and 279,375 shares of Class A common stock and 42,375 shares of Class B common stock at December 31, 2007	(1,289)	(893)

Total stockholders’ equity	25,330	24,155

	$62,966	$61,724

See notes to condensed consolidated interim financial statements.

B.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$28,393	$32,612	$55,341	$62,461

Cost of sales	24,419	27,885	46,833	53,619

Gross profit	3,974	4,727	8,508	8,842

Selling, general and administrative expenses	4,441	2,746	7,000	5,389
Impairment charge on long-lived assets	—	895	—	895

	4,441	3,641	7,000	6,284

Operating income (loss)	(467)	1,086	1,508	2,558

Other income (expense)
Loss on investment	—	—	—	(681)
Interest expense	(3)	(205)	(44)	(425)
Interest income	80	9	213	185
Other income	355	374	208	481

	432	178	377	(440)

Income (loss) from continuing operations before income taxes (benefit)	(35)	1,264	1,885	2,118
Income taxes (benefit)	(12)	430	640	720

Income (loss) from continuing operations	(23)	834	1,245	1,398
Discontinued operations:
Income (loss) from discontinued operations of a subsidiary and divisions of subsidiaries, net of income taxes (benefit)	98	(263)	498	(442)

Net income	$75	$571	$1,743	$956

Basic net income (loss) per common share:
Income from continuing operations	$.00	$.08	$.12	$.13
Income (loss) from discontinued operations	$.01	$(.03)	$.05	$(.04)

Net income per common share-basic	$.01	$.05	$.17	$.09

Assuming dilution net income (loss) per common share:
Income from continuing operations	$.00	$.07	$.11	$.11
Income (loss) from discontinued operations	$.01	$(.02)	$.04	$(.03)

Net income per common share-diluted	$.01	$.05	$.15	$.08

Weighted average common shares outstanding
Basic	10,307,324	11,112,985	10,344,931	11,190,005

Diluted	11,773,855	12,521,362	11,786,004	12,639,766

See notes to condensed consolidated interim financial statements.

C.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income from continuing operations	$1,245	$1,398
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Loss on disposal of marketable securities	—	681
Loss on disposal of assets	122	—
Depreciation and amortization	2,567	2,850
Deferred tax expense	755	724
Impairment charge on long-lived assets	—	895
Changes in operating assets and liabilities, net	1,731	(1,721)

Net cash provided by operating activities	6,420	4,827

Cash flows from investing activities
Acquisition of property and equipment, net	(3,230)	(2,235)
Proceeds from sale of property and equipment	88	855
Proceeds from sale of short-term investments	—	430

Net cash used in investing activities	(3,142)	(950)

Cash flows from financing activities
Payments of long-term debt	(577)	(464)
Purchase of treasury stock	(396)	(1,096)

Net cash used in financing activities	(973)	(1,560)

Net increase in cash and cash equivalents from continuing operations	2,305	2,317

Net cash and cash equivalents used in operating activities from discontinued operations	(525)	(401)

Net cash and cash equivalents provided by investing activities from discontinued operations	400	371

Net increase in cash and cash equivalents	2,180	2,287

Cash and cash equivalents, beginning of period	12,685	19,154

Cash and cash equivalents, end of period	$14,865	$21,441

Supplemental disclosure of cash flow information, cash paid during the period for:

Interest	$52	$446

Income taxes	$—	$1,000

See notes to condensed consolidated interim financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements

(In thousands, except number of shares and per share amounts) (unaudited)

Note 1: Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements of EXX INC (the “Company”) as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 set forth in this Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments so made are of a normal recurring nature. The unaudited condensed consolidated interim financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Note 2: Inventories

Inventories are summarized as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
Raw materials	$6,962	$6,535
Work in process	91	46
Finished goods	2,914	3,106

	$9,967	$9,687

Note 3: Long-term debt

A summary of long-term debt follows:

			June 30, 2008	December 31, 2007
			(unaudited)
Revolving credit line at 2% over LIBOR	(a	)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00% - 7.00% per annum			165	339
Notes payable, at 4% per annum through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	394	394
Notes payable, at 4% per annum through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Unsecured notes payable of a subsidiary, at 6% per annum due 2013	(c	)	—	403

			930	1,507
Less current portion			930	1,104

			$—	$403

(a)	In February 2004, Newcor, Inc. (“Newcor”) entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allowed for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit which was allowed to expire in February 2007 since the Company deemed it unnecessary for current operations. A new $5,000 uncommitted line of credit was established in December 2007. There is no stated expiration date on the new agreement. The $700 letter of credit referred to above remains outstanding.
(b)	These notes are in default and, accordingly, have been classified as currently due.
(c)	All remaining unsecured notes were redeemed in accordance with their terms in January 2008.

Note 4: Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. The difference between the number of shares used to compute basic net income per common share and diluted net income per common share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended June 30, 2008 and June 30, 2007, these shares amounted to 1,466,531 shares and 1,408,377 shares, respectively. For the six months ended June 30, 2008 and June 30, 2007, these shares amounted to 1,441,073 shares and 1,449,761 shares, respectively

Note 5: Impairment of Long-Lived Assets

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

Note 6: Pension Plan Information

The Company is required to report the following information on an interim basis under SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans”, which supersedes SFAS No. 132 “Employer’s Disclosure about Pensions and Other Post Retirement Benefits-an amendment of FASB Statements No. 87, 88 and 106”, with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT INCOME

	(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$—	$15	$—	$30
Interest cost	642	616	1,283	1,228
Expected return on plan assets	(741)	(766)	(1,484)	(1,531)
Amortization	14	16	29	31

Net periodic pension income	$(85)	$(119)	$(172)	$(242)

In the consolidated financial statements for the year ended December 31, 2006 the Company indicated it intended to contribute and has contributed $59 to its pensions plans in April 2007. In the consolidated financial statements for the year ended December 31, 2007, the Company indicated it intended to contribute $1,811 to its pensions plans during the year ending December 31, 2008. To date in 2008, the Company has contributed $2,031.

Note 7: Segment Reporting

The Company is organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry, toys and vinyl wall coverings.

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

	(unaudited)
	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Net sales to unaffiliated customers three months ended June 30,
2008	$24,826	$3,567	$—	$28,393
2007	$27,294	$5,318	$—	$32,612
Operating income (loss) three months ended June 30,
2008	$2,242	$(559)	$(2,150)	$(467)
2007	$1,177	$(750)	$659	$1,086
Income (loss) from continuing operations before income taxes (benefit) three months ended June 30,
2008	$2,981	$(487)	$(2,529)	$(35)
2007	$1,250	$(714)	$728	$1,264
Net sales to unaffiliated customers six months ended June 30,
2008	$47,580	$7,761	$—	$55,341
2007	$51,802	$10,659	$—	$62,461
Operating income (loss) six months ended June 30,
2008	$4,901	$(937)	$(2,456)	$1,508
2007	$2,872	$(415)	$101	$2,558
Income (loss) from continuing operations before income taxes six months ended June 30,
2008	$5,499	$(854)	$(2,760)	$1,885
2007	$2,980	$(370)	$(492)	$2,118

The following is a listing of sales by major product group sold by the operating segments of the Company for the following periods.

	(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Mechanical Equipment
Machined production components	$23,660	$26,483	$45,673	$50,026
Electric motors and cable pressurization equipment	1,166	811	1,907	1,776

	$24,826	$27,294	$47,580	$51,802

Plastics and Rubber
Manufactured, molded plastic and rubber components	$639	$1,127	$1,235	$2,009
Impulse toys and other	2,928	4,191	6,526	8,650

	$3,567	$5,318	$7,761	$10,659

Note 8: Recent Developments

In January 2008, the Company redeemed the remaining $403 principal amount of the unsecured notes in accordance with their terms for a total of $415 which included accrued interest of $12. The $403 of unsecured notes were cancelled by the Trustee and are no longer outstanding.

In February 2008, the Company sold certain assets of a subsidiary within the Mechanical Equipment segment to an unrelated party for a sale price of $900. The gain on the transaction is reflected in discontinued operations in the first quarter of 2008. In the fourth quarter of 2007, in light of the sales price allocable to the patents, an impairment charge was recorded in the amount of $656. Included in the audited consolidated balance sheet at December 31, 2007 are assets and liabilities related to the subsequent sale of this subsidiary, classified as held for sale, as follows:

DECEMBER 31, 2007
ASSETS
Accounts receivable, net	$594
Inventories	66
Other current assets	35
Property and equipment, net	22
Intangible assets, net	282

Total assets	$999

LIABILITIES
Accounts payable and other current liabilities	$2,674

Total liabilities	$2,674

Note 9: Other

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

In February 2007, the Company sold a subsidiary’s unused building and related property to an unrelated party for net proceeds of $770 resulting in a loss of $177 which was recorded in the fourth quarter of 2006 as an impairment of the related property sold to an unrelated party.

On March 31, 2007, the Company sold substantially all the operating assets of its electric motor manufacturing subsidiary to an unrelated party for a sale price of $371. The gain on the transaction totaling $206 is reflected in discontinued operations in the condensed consolidated interim financial statements for the six months ended June 30, 2007.

Note 10: Adoption of New Accounting Pronouncements

Effective January 1, 2008 the Company implemented the Securities and Exchange Commission Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under Generally Accepted Accounting Principles (“GAAP”). Specifically, the SAB revised the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 did not have a material impact on the Company’s condensed consolidated interim financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 was effective January 1, 2008. The adoption of SAB 110 did not have a material impact on the Company’s condensed consolidated interim financial statements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed until January 1, 2009 at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the impact, if any, this Standard will have on our consolidated non-financial assets and liabilities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine the fair value.

Financial Assets at Fair Value as of June 30, 2008

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Assets:
Cash and cash equivalents	$14,865	$14,865	$—	$—
Short-term investments	$283	$283	—	—

Total	$15,148	$15,148	$—	$—

The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as cash and cash equivalents on the condensed consolidated interim balance sheet. All securities owned are valued under Level 1, where the assets are measured using quoted prices in active markets for identical assets.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The adoption of SFAS No. 159 did not have any material impact on the Company’s condensed consolidated interim financial statements.

Note 11: Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the expected effect, if any, SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAPP in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the “FASB” issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 2.	EXX INC AND SUBSIDIARIES

    Management’s Discussion and Analysis of Financial Condition and Results of Operations

    (In thousands, except for per share amounts)

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company’s future financial performance. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks which may cause the Company’s actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company’s expectations include, without limitation, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, costs of complying with burdensome reporting requirements for listed companies, and other risks.

Results of Operations

The Company is organized into two business segments, the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, as well as telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components primarily for the automotive industry, toys and vinyl wall coverings.

Net sales for the second quarter of 2008 were $28,393 compared to $32,612 in 2007, a $4,219 decrease. Sales for the six month 2008 period were $55,341 compared to $62,461 for the six month 2007 period, a $7,120 decrease. The Mechanical Equipment segment reported second quarter total sales of $24,826 in 2008, which was a decrease of $2,468 or 9% less than the prior year quarter’s sales of $27,294. Sales for the six month 2008 period totaled $47,580 compared to $51,802 for the six month 2007 period, a decrease of $4,222 or 8%. The decrease’s during both the three and six month periods in the Mechanical Equipment segment were primarily due to decreased sales in the heavy-duty truck and specialty machining markets, and decreased sales in the automotive industry. On an overall basis demand for our products runs in tandem with demand for American-made automotive and related products. This demand has been on a downward trend for several years. The Company believes that the downward sales trend is being encountered throughout these industries by the firms supplying comparable products. The Plastics and Rubber segment reported second quarter total sales of $3,567 in 2008, which was a decrease of $1,751 or 33% less than the prior year quarter’s sales of $5,318. Sales for the six month 2008 period totaled $7,761 compared to $10,659 for the six month 2007 period, a decrease of $2,898 or 27%. The decreases during both the three and six month periods in the Plastics and Rubber segment were primarily due to decreased volume caused by the factors mentioned above.

Gross profit for the second quarter of 2008 totaled $3,974 or 14% of sales compared to $4,727 or 14% of sales for the comparable period in 2007. For the six months, 2008 gross profit was $8,508 or 15% of sales compared to $8,842 or 14% in 2007. The Mechanical Equipment segment accounted for a gross profit of $3,384 in the second quarter of 2008 compared to $3,637 for the comparable second quarter in 2007 and a gross profit of $7,073 in the first six months of 2008 compared to $6,465 for the comparable six months in 2007. Gross profit as a percentage of sales in the Mechanical Equipment segment increased to 14% in 2008 from 13% in 2007 for the comparable three months and increased to 15% in 2008 from 13% in 2007 for the comparable six months. The Plastics and Rubber segment accounted for a gross profit of $591 in 2008 compared to $1,094 in 2007 for the three months and accounted for a gross profit of $1,435 in 2008 compared to $2,373 in 2007 for the comparable six months. Gross profit in 2008 as a percentage of sales in the Plastics and Rubber segment decreased to 17% in the second quarter of 2008 from 19% in the comparable 2007 three months and decreased to 18% in 2008 from 21% in 2007 for the comparable six months. The percentage decreases were the result of the product mix and the decreases of sales within the segment.

Selling, general and administrative expenses were $4,441 for the second quarter of 2008, compared to $2,746 for the second quarter of 2007. For the six months ended June 30, 2008, selling, general and administrative expenses were $7,000 compared to $5,389 for the six months ended June 30, 2007. The increase in selling, general and administrative expenses in both the three and six month periods in 2008 reflected the current expensing of pension costs, as required, partially offset by effective cost savings. Management continues to pursue a concerted effort to control and reduce costs in the areas of effective personnel management, strategic supply, purchasing, administrative cost controls and other areas.

Operating income (loss) for the second quarter of 2008 was ($467) compared to $1,086 for the second quarter of 2007. For the six months ended June 30, 2008, operating income was $1,608 compared to operating income of $2,558 for the comparable period in 2007. Operating income for the six months ended June 30, 2007 included an $895 impairment charge on long-lived assets for a subsidiary within the Plastics and Rubber segment. The reasons for the decreases in operating income for both the first and second quarter 2008 compared to 2007 have been described above.

Other income for the second quarter of 2008 was $432 compared to $178 for the second quarter of 2007. For the six months ended June 30, 2008, other income (expense) was $377 compared to ($440) for the comparable period in 2007. Other income (expense) for the six months ended June 30, 2007 included a loss of $681 from the sale in open market transactions of common stock of All American Semi Conductor Inc. EXX had made an investment in this Company, but discussions with that Company’s management did not produce any agreements or arrangements between the two companies.

Interest expense for the second quarter of 2008 was $3 compared to $205 in the corresponding period of 2007. For the six months ended June 30, 2008, interest expense was $44 compared to $425 in the corresponding period of 2007. The interest reductions were due to reduced debt between the periods.

Net income for the second quarter of 2008 was $75 or $.01 per common share-basic and $.01 per common share-diluted compared to net income of $571 or $.05 per common share-basic and $.05 per common share-diluted in the comparable period of 2007. Net income for the six months ended June 30, 2008 was $1,743 or $.17 per common share-basic and $.15 per common share-diluted compared to net income of $956 or $.09 per common share-basic and $.08 per common share-diluted for the six months ended June 30, 2007.

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

For the six months ended June 30, 2008, operating activities generated $6,420 of cash as compared to generating $4,827 of cash in the corresponding period of the preceding year. For the six months ended June 30, 2008, the Company utilized $3,142 in its investment activities which included $88 in proceeds from the sale of property and equipment less $3,230 costs of acquisition of property and equipment, net. In the corresponding period of the preceding year, the Company used $950 in its investing activities which included $855 proceeds from the sale of property and equipment and $430 from the sale of short term investments less $2,235 costs of acquisition of property and equipment, net. Cash totaling $973 was used in financing activities during the six months ended June 30, 2008 and included payment of $396 for the purchase of treasury stock and $577 for the repayment of a subsidiary’s debt, compared to the use of $1,560 for the six months ended June 30, 2007 and included payment of $1,096 for the purchase of treasury stock and $464 for the repayment of a subsidiary’s debt.

At June 30, 2008, the Company reported working capital of approximately $28,142 and a current ratio of 2.8 to 1. The Company is obtaining its working capital needs through its existing cash balances which the Company considers to be adequate for its current working capital needs for the foreseeable future.

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

In September 2007, the Company reported that the Detroit, Michigan Regional Office of the National Labor Relations Board (“NLRB”) issued a recommended notice of compliance determination on September 25, 2007 with respect to the Bay City Division of the Company’s Newcor subsidiary in favor of approximately 32 UAW members, recommending a total of approximately $1,900 in back pay, benefits, and interest to the 32 individuals. The NLRB’s notice of compliance determination relates to a previously disclosed unfair labor practice charge filed by the UAW following implementation of a final contract offer. The Company has recorded an accrual of $2,100 in connection with this announcement.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	31,270 Class A 725 Class B	$ $	2.98 2.97	— —	— —
May 1, 2008 – May 31, 2008	- Class A - Class B	$ $	— —	— —	— —
June 1, 2008 – June 30, 2008	- Class A - Class B	$ $	— —	— —	— —
Total	31,270 Class A 725 Class B	$ $	2.98 2.97	— —	— —

(1)	All shares acquired through open market purchases and were not part of any publicly announced program.

ITEM 6.	Exhibits

(a.)	Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture.	(6)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(7)

10.5	First Amendment to 2004 Credit Agreement between Newcor, Inc and its subsidiaries and National City Bank dated March 28, 2005.	(8)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.
(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.
(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.
(4)	Incorporated by reference to Newcor, Inc. Form 10-Q Report dated September 30, 2001.
(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.
(6)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.
(7)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.
(8)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: August 12, 2008	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer