Form 10-Q
period 2008-09-30
EXX INC/NV/
filed 2008-11-06
CIK 89261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2008: 9,197,842 Class A Shares and 786,409 Class B Shares.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	EXX INC AND SUBSIDIARIES

    CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

    (In thousands, except number of shares and per share amounts)

A.	Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,244	$12,685
Short-term investments	300	712
Accounts receivable, less allowances of $493 and $733, respectively	13,119	15,804
Inventories	10,392	9,687
Other current assets	767	1,146
Income tax receivable	603	—
Deferred tax asset	2,516	2,618

Total current assets	42,941	42,652

Property and equipment, net	17,197	17,677

Other assets
Goodwill	—	1,015
Intangible assets, net	—	282
Other	532	98

	532	1,395

	$60,670	$61,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Long-term debt, current portion	$841	$1,104
Accounts payable and other current liabilities	14,495	14,329
Income taxes payable	81	52

Total current liabilities	15,417	15,485

Long-term liabilities
Long-term debt, less current portion	—	403
Post-retirement benefits, other than pension	1,836	1,836
Pension liability and other	5,668	5,727
Deferred tax liability	14,071	14,118

Total long-term liabilities	21,575	22,084
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued Common stock, Class A, $.01 par value, authorized 25,000,000 shares; 9,927,542 shares issued and 9,210,442 shares outstanding at September 30, 2008 and 9,927,542 shares issued and 9,648,167 shares outstanding at December 31, 2007	99	99
Common stock, Class B, $.01 par value, authorized 1,000,000 shares; 831,479 shares issued and 786,409 shares outstanding at September 30, 2008 and 831,479 shares issued and 789,104 shares outstanding at December 31, 2007	9	9
Capital-in-excess of par value	547	547
Accumulated other comprehensive loss	(996)	(835)
Retained earnings	26,148	25,228
Less treasury stock at cost 717,100 shares of Class A common stock and 45,070 shares of Class B common stock at September 30, 2008 and 279,375 shares of Class A common stock and 42,375 shares of Class B common stock at December 31, 2007	(2,129)	(893)

Total stockholders’ equity	23,678	24,155

	$60,670	$61,724

See notes to condensed consolidated interim financial statements.

B.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except number of shares and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	$21,712	$28,593	$77,054	$91,054

Cost of sales	19,436	24,924	65,961	78,543

Gross profit	2,276	3,669	11,093	12,511

Selling, general and administrative expenses	3,072	2,554	10,071	7,943
Impairment charge on long-lived assets	555	—	555	895

	3,627	2,554	10,626	8,838

Operating income (loss)	(1,351)	1,115	467	3,673

Other income (expenses)
Loss on investment	—	—	—	(681)
Interest expense	(6)	(200)	(50)	(625)
Interest income	105	105	318	859
NLRB expense accrual	—	(2,000)	—	(2,000)
Other income (expense)	15	(911)	(83)	(999)

	114	(3,006)	185	(3,446)

Income (loss) from continuing operations before income taxes (benefit)	(1,237)	(1,891)	652	227
Income taxes (benefit)	(426)	(643)	218	77

Income (loss) from continuing operations	(811)	(1,248)	434	150
Discontinued operations:
Income (loss) from discontinued operations of a subsidiary and divisions of subsidiaries, net of income taxes (benefit)	(12)	6	486	(437)

Net income (loss)	$(823)	$(1,242)	$920	$(287)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(.08)	$(.12)	$.04	$.01
Income (loss) from discontinued operations	$.00	$.00	$.05	$(.04)

Net income (loss) per common share-basic	$(.08)	$(.12)	$.09	$(.03)

Assuming dilution net income (loss) per common share:
Income (loss) from continuing operations	$(.08)	$(.12)	$.04	$.01
Income (loss) from discontinued operations	$.00	$.00	$.04	$(.04. )

Net income (loss) per common share-diluted	$(.08)	$(.12)	$.08	$(.03)

Weighted average common shares outstanding
Basic	10,148,706	10,791,782	10,262,035	11,055,805

Diluted	10,148,706	10,791,782	11,693,009	11,055,805

See notes to condensed consolidated interim financial statements.

C.	EXX INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income from continuing operations	$434	$150
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Loss on disposal of marketable securities	—	681
Gain on disposal of assets	(72)	(9)
Depreciation and amortization	2,829	4,937
Deferred tax expense	1,069	1,757
Impairment charge on long-lived assets	555	895
Income tax receivable (payable)	(550)	(2,346)
Changes in operating assets and liabilities, net	3,193	626

Net cash provided by operating activities	7,458	6,691

Cash flows from investing activities
Acquisition of property and equipment, net	(3,004)	(3,431)
Proceeds from sale of property and equipment	122	883
Proceeds from sale of short term investments	—	430

Net cash used in investing activities	(2,882)	(2,118)

Cash flows from financing activities
Payments of long-term debt	(666)	(698)
Purchase of treasury stock	(1,236)	(1,343)

Net cash used in financing activities	(1,902)	(2,041)

Net increase in cash from continuing operations	2,674	2,532
Net cash used in operating activities from discontinued operations	(515)	(462)
Net cash provided by investing activities from discontinued operations	400	394

Net increase in cash and cash equivalents	2,559	2,464
Cash and cash equivalents, beginning of period	12,685	19,154

Cash and cash equivalents, end of period	$15,244	$21,618

Supplemental disclosures of cash flow information, cash paid during the period for:
Interest	$59	$834

Income taxes	$30	$1,800

See notes to condensed consolidated interim financial statements.

D.	EXX INC AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements

(In thousands, except number of shares and per share amounts)

Note 1: Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements of EXX INC (the “Company”) as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 set forth in this Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments which are necessary in the opinion of management for a fair presentation of the results for the periods stated. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments so made are of a normal recurring nature. The unaudited condensed consolidated interim financial statements do not include all information and footnotes necessary for a complete presentation in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). The reader is referred to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Note 2: Inventories

Inventories are summarized as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Raw materials	$6,882	$6,535
Work in process	91	46
Finished goods	3,419	3,106

	$10,392	$9,687

Note 3: Long-term debt

A summary of long-term debt follows:

			September 30, 2008	December 31, 2007
			(unaudited)
Revolving credit line at 2% per annum over LIBOR	(a	)	$—	$—
Promissory notes secured by certain equipment, various fixed rates of 6.00%—7.00% per annum			76	339
Notes payable, at 4% per annum through 2015 collateralized by substantially all of the assets of a subsidiary	(b	)	394	394
Notes payable, at 4% per annum through 2023 collateralized by substantially all of the assets of a subsidiary	(b	)	371	371
Unsecured notes payable of a subsidiary, currently 6% per annum due 2013	(c	)	—	403

			841	1,507
Less current portion			841	1,104

			$—	$403

(a) In February 2004, the Company’s Newcor, Inc. (“Newcor”) subsidiary entered into a credit agreement (“2004 Credit Agreement”) with National City Bank. The 2004 Credit Agreement as amended and adjusted allowed for $2,800 of borrowings reduced by a $700 outstanding letter of credit, resulting in $2,100 available under the line of credit. There were no borrowings under the line of credit which was allowed to expire in February 2007 since the Company deemed it unnecessary for current operations. A new $5,000 uncommitted line of credit was established in December 2007. There is no stated expiration date on the new agreement. The $700 letter of credit referred to above remains outstanding.

(b) These notes are in default and, accordingly, have been classified as currently due.

(c) All remaining unsecured notes were redeemed in accordance with their terms in January 2008.

Note 4: Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. The difference between the number of shares used to compute basic net income per common share and diluted net income per common share relates to additional shares to be issued upon the assumed exercise of stock options, net of shares hypothetically repurchased at the average price with the proceeds of exercise. For the three months ended September 30, 2008 and September 30, 2007, there was no dilution as the inclusion of additional shares from the assumed exercise of stock options would be anti-dilutive. For the nine months ended September 30, 2008 there were 1,430,974 dilutive shares. There was no dilution for the nine months ended September 30, 2007 as the inclusion of additional shares from the assumed exercise of stock options would be anti-dilutive.

Note 5: Impairment of Long-Lived Assets

The Company has determined that a charge to earnings of approximately $555 related to the impairment of real property within the Corporate segment was required during the third quarter of 2008. Management performed an impairment analysis on all long-lived assets, including the carrying value of real property within the segment. The analysis was based on management’s estimates of the fair value of the property determined by an arms length bid for the property. The analysis indicated the carrying value was in excess of the bid value for the property which resulted in an impairment of said property. The charge to operating income for the full amount of the impairment was recorded in the third quarter of 2008.

The Company determined that a charge to earnings of approximately $895 related to the impairment of goodwill of a subsidiary in the Mechanical Equipment segment was required during the second quarter of 2007. In accordance with SFAS 142 “Goodwill and other intangibles”, management performed an impairment analysis on all long-lived assets, including goodwill of the subsidiary. The analysis was based on management’s estimates of the net present value of operating cash flows using a discount rate of 10%. The analysis resulted in an impairment of the assets of the subsidiary as the net book value exceeded the present value of the cash flows. The charge to operating income for the full amount of the impairment was recorded in the second quarter of 2007.

Note 6: Pension Plan Information

The Company is required to report the following information on an interim basis under SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans”, which supersedes SFAS No. 132 “Employer’s Disclosure about Pensions and Other Post Retirement Benefits-an amendment of FASB Statements No. 87, 88 and 106”, with regard to its pension plans:

COMPONENTS OF NET PERIODIC BENEFIT INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)		(unaudited)
Service cost	$—	$15	$—	$45
Interest cost	642	614	1,925	1,842
Expected returns on plan assets	(741)	(765)	(2,224)	(2,296)
Amortization	15	16	44	47

Net periodic pension income	$(84)	$(120)	$(255)	$(362)

In the consolidated financial statements for the year ended December 31, 2006 the Company indicated it intended to contribute and contributed $59 to its pensions plans in April 2007. In the consolidated financial statements for the year ended December 31, 2007, the Company indicated it intended to contribute $1,811 to its pension plans during the year ending December 31, 2008. To date in 2008, the Company has contributed $2290 to its pension plans representing 2007 contributions and $605 representing 2008 contributions.

Note 7: Segment Reporting

The Company is organized into two business segments: the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components primarily for the automotive industry, toys and vinyl wall coverings.

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

	(unaudited)
	Mechanical Equipment	Plastics & Rubber	Corporate	Total
Net sales to unaffiliated customers three months ended September 30,
2008	$19,191	$2,521	$—	$21,712
2007	$24,230	$4,363	$—	$28,593
Operating income (loss) three months ended September 30,
2008	$1,023	$(325)	$(2,049)	$(1,351)
2007	$2,658	$902	$(2,445)	$1,115
Income (loss) from continuing operations before income taxes (benefit) three months ended September 30,
2008	$1,076	$(316)	$(1,997)	$(1,237)
2007	$496	$927	$(1,417)	$6
Net sales to unaffiliated customers nine months ended September 30,
2008	$66,772	$10,282	$—	$77,054
2007	$76,032	$15,022	$—	$91,054
Operating income (loss) nine months ended September 30,
2008	$6,423	$(530)	$(5,426)	$467
2007	$5,530	$487	$(2,344)	$3,673
Income (loss) from continuing operations before income taxes (benefit) nine months ended September 30,
2008	$6,420	$(530)	$(5,238)	$652
2007	$1,579	$557	$(1,909)	$227

The following is a listing of net sales by major product group sold by the operating segments of the Company for the following periods:

	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Mechanical Equipment
Machined production components	$18,013	$23,267	$63,686	$73,293
Electric motors and cable pressurization equipment	1,178	963	3,086	2,739

	$19,191	$24,230	$66,772	$76,032

Plastics and Rubber
Manufactured, molded plastic and rubber components	$600	$749	$1,835	$2,758
Impulse toys and other	1,921	3,614	8,447	12,264

	$2,521	$4,363	$10,282	$15,022

Note 8: Other

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

On March 31, 2007, the Company sold substantially all the operating assets of its electric motor manufacturing subsidiary to an unrelated party for a sale price of $371. The gain on the transaction totaling $206 is reflected in discontinued operations in the condensed consolidated interim financial statements for the nine months ended September 30, 2007.

Note 9: Adoption of New Accounting Pronouncements

Effective January 1, 2008, the Company implemented the Securities and Exchange Commission Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under Generally Accepted Accounting Principles (“GAAP”). Specifically, the SAB revised the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 did not have a material impact on the Company’s condensed consolidated interim financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 was effective January 1, 2008. The adoption of SAB 110 did not have a material impact on the Company’s condensed consolidated interim financial statements.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurement or SFAS 157”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s consolidated assets that are measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine the fair value.

(Unaudited)

Financial Assets at Fair Value as of September 30, 2008

Description	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Assets:
Cash and cash equivalents	$15,244	$15,244	$—	$—
Short-term investments	300	300	—	—

Total	$15,544	$15,544	$—	$—

The Company’s consolidated assets measured at fair value on a recurring basis include those securities classified as cash and cash equivalents on the condensed consolidated interim balance sheet. All securities owned are valued under Level 1, where the assets are measured using quoted prices in active markets for identical assets.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The adoption of SFAS No. 159 did not have any material impact on the Company’s condensed consolidated interim financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. During the period ended September 30, 2008, the Company recognized no adjustments for uncertain tax provisions.

Note 10: Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In September 2008, the FASB issued FASB Staff Position (“FSP”) FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees—An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP applies to: (a) credit derivatives within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; (b) hybrid instruments that have embedded credit derivatives; and (c) guarantees within the scope of FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This FSP amends Statement 133, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent that the disclosures required by FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, should be provided for any reporting period beginning after November 15, 2008. The provisions of this FSP that amend

Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The Company is currently evaluating the possible effect, if any, these pronouncements will have on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company is currently evaluating the expected effect, if any, FSP 157-3 will have on its consolidated financial statements.

ITEM 2.	EXX INC AND SUBSIDIARIES

    Management’s Discussion and Analysis of Financial Condition and Results of Operations

    (In thousands, except for per share amounts)

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are covered under the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 with respect to the Company’s future financial performance. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks, which may cause the Company’s actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company’s expectations include, without limitation, general business conditions, economic uncertainty or slowdown including recent downturns in the automotive industry, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, costs of complying the burdensome reporting requirements for listed companies, and other risks.

Results of Operations

The Company is organized into two business segments, the Mechanical Equipment segment and the Plastics and Rubber segment. The Mechanical Equipment segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck and agricultural vehicle industries, and telecommunications equipment. The Plastics and Rubber segment produces cosmetic and functional seals and boots and functional engine components primarily for the automotive industry, toys and vinyl wall coverings.

Net sales for the third quarter of 2008 were $21,712 compared to $28,593 in 2007, a $6,881 decrease. Sales for the nine month 2008 period were $77,054 compared to $91,054 for the nine month 2007 period, a $14,000 decrease. The Mechanical Equipment segment reported third quarter total sales of $19,191, which was a decrease of $5,039 or 21% from the prior year quarter’s sales of $24,230. Sales for the nine month 2008 period totaled $66,772 compared to $76,032 for the nine month 2007 period, a decrease of $9,260 or 12%. The decreases during both the three and nine month periods in the Mechanical Equipment segment were primarily due to decreased sales in the automotive industry and heavy-duty trucks, offset somewhat by increased sales in the agricultural market. On an overall basis demand for our products runs in tandem with demand for American made automotive and related products. This demand has been on a downward trend for several years and has been accentuated by recent economic developments in the credit market. The Company believes that the downward sales trend is being encountered throughout these industries by the firms supplying comparable products. The Plastics and Rubber segment third quarter total sales were $2,521 in 2008 compared to $4,363 in the third quarter of 2007, a $1,842 decrease or 42%. Sales for the nine month 2008 period totaled $10,282 compared to $15,022 in 2007, a $4,740 decrease or 32%. The decreases during both the three month and nine month periods in the Plastics and Rubber segment were primarily due to decreased volume caused by the factors mentioned above.

Gross profit for the third quarter of 2008 totaled $2,276 or 10% of sales compared to $3,669 or 13% of sales for the comparable period in 2007. For the nine month period of 2008, gross profit was $11,093 or 14% of sales compared to $12,511 or 14% of sales in 2007. The Mechanical Equipment segment accounted for a gross profit of $2,036 in the third quarter of 2008 compared to $2,137 for the comparable third quarter in 2007 and a gross profit of $9,438 in the first nine months of 2008 compared to $9,203 for the comparable nine month periods in 2007. Gross profit as a percentage of sales in the Mechanical Equipment segment increased to 11% in 2008 from 9% in 2007 for the comparable three month periods and increased to 14% in 2008 from 12% in 2007 for the comparable nine month periods. The gross profit percentage increases between the comparable three and nine month periods 2007 and 2008 were caused by a change in the an overall product mix. The Plastics and Rubber segment accounted for a gross profit of $240 in 2008 compared to $1,532 in 2007 for the three month period and accounted for a gross profit of $1,655 in 2008 compared to $3,308 in 2007 for the comparable nine month period. Gross profit in 2008 as a percentage of sales in the Plastics and Rubber segment decreased to 10% in the third quarter of 2008 from 35% in the comparable 2007 three month period and decreased to 16% in 2008 from 22% in 2007 for the comparable nine month period. The percentage decreases discussed for the Plastics and Rubber segment are the result of the change in product mix and decrease in sales within the segment.

Selling general & administrative expenses were $3,072 for the third quarter of 2008, compared to $2,554 for the third quarter of 2007. For the nine month period ended September 30, 2008, selling general and administrative expenses were $10,071 compared to $7,943 for the nine month period ended September 30, 2007. The increase in selling, general and administrative expenses in both the three and nine month periods in 2008 reflected the current expensing of pension costs, as required.

Operating income (loss) for the third quarter of 2008 was ($1,351) compared to $1,115 for the third quarter of 2007. For the nine month period ended September 30, 2008, operating income was $467 compared to operating income of $3,673 for the comparable period in 2007. Operating income for the three month period ended September 30, 2008 included a $555 impairment charge on long-lived assets within the Corporate segment. Operating income for the nine month period ended September 30, 2007 included an $895 impairment charge on long-lived assets of a subsidiary within the Mechanical Equipment segment. The reasons for the decreases in operating income for the third quarter of 2008 compared to 2007 have been described above.

Other income (expenses) for the third quarter of 2008 was $114 compared to ($3,006) for the third quarter of 2007. For the nine month period ended September 30, 2008, other income (expenses) was $185 compared to ($3,446) for the comparable period in 2007. The third quarter 2007 other income (expenses) included a $2,000 reserve for an NLRB matter as previously disclosed under Part III, Item 1 and a $1,100 charge for moving expenses incurred by a subsidiary. The nine month 2007 period included the forgoing as well as a loss of $681 relating to the disposition of marketable securities.

Interest expense for the third quarter of 2008 was $6 compared to $200 in the corresponding period of 2007. For the nine month period ended September 30, 2008, interest expense was $50 compared to $625 in the corresponding period of 2007. The reduction related to the various payments and reductions in the outstanding debt obligations between the periods.

Net loss for the third quarter of 2008 was ($823) or ($.08) per common share-basic and ($.08) per common share-diluted compared to a net loss of ($1,242) or ($.12) per common share-basic and ($.12) per common share-diluted in the comparable period of 2007. Net income for the nine month period ended September 30, 2008 was $920 or $.09 per common share-basic and $.08 per common share-diluted compared to a net (loss) of ($287) or ($.03) per common share-basic and ($.03) per common share-diluted for the nine month period ended September 30, 2007.

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

For the nine month period ended September 30, 2008, operating activities generated $7,458 of cash from continuing operations as compared to generating $6,691 of cash from continuing operations in the corresponding period of the preceding year. For the nine month period ended September 30, 2008, the Company utilized $2,882 in its investment activities which included $122 in proceeds from the sale of property and equipment less $3,004 costs of acquisition of property and equipment, net. In the corresponding period of the preceding year, the Company used $2,118 in its investing activities which included $883 proceeds from the sale of property and equipment and $430 from the sale of short term investments less $3,431 costs of acquisition of property and equipment, net. Cash totaling $1,902 was used in financing activities during the nine months ended September 30, 2008 and included payments of $1,236 for the purchase of treasury stock and $666 for the repayment of a subsidiary’s debt, compared to the use of $2,041 for the nine month period ended September 30, 2007 and included payments of $1,343 for the purchase of treasury stock and $698 for the repayment of a subsidiary’s debt.

At September 30, 2008, the Company reported working capital of approximately $27,524 and a current ratio of 2.8 to 1. The Company is obtaining its working capital needs through its existing cash balances which the Company considers to be adequate for its current working capital needs for the foreseeable future.

On an overall basis demand for the Company’s products runs in tandem with demand for American made automotive and related products. This demand has been on a downward trend for several years and has been accentuated by recent economic developments in the credit market. The Company believes that the downward sales trend is being encountered throughout these industries by the firms supplying comparable products

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a) (1)	Average Price Paid per Share (b)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be purchased Under the Plans or Programs (d)
July 1, 2008 – July 31, 2008	2,208 Class A - Class B	$ $	2.92 —	— —	— —
August 1, 2008 – August 31, 2008	302,992 Class A - Class B	$ $	2.75 —	— —	— —
Sept. 1, 2008 – Sept. 30, 2008	- Class A - Class B	$ $	— —	— —	— —
Total	305,200 Class A - Class B	$ $	2.75 —	— —	— —

(1)	300,000 Class A Shares were acquired in August 2008 in a negotiated private transaction. The balance of the shares were acquired through open market purchases and were not part of any publicly announced program.

ITEM 6.	Exhibits

(a.)	Exhibits

2.1	Agreement of Merger and Plan of Reorganization, EXX INC.	(1)

2.2	Amendment to Agreement of Merger and Plan of Reorganization, EXX INC.	(2)

3.1	Articles of Incorporation, EXX INC.	(1)

4.1	Newcor, Inc. Senior Increasing Rate Notes due 2013 Indenture.	(6)

10.1	Amendment dated March 27, 1998 to employment agreement with David A. Segal.	(3)

10.2	Employment Agreement covering Newcor employment with David A. Segal dated September 3, 2001.	(4)

10.3	Addendum to Employment Agreement covering Newcor employment with David A. Segal.	(5)

10.4	Credit Agreement between Newcor, Inc. and its subsidiaries and National City Bank of Michigan-Illinois dated February 20, 2004.	(7)

10.5	First Amendment to 2004 Credit Agreement between Newcor, Inc and its subsidiaries and National City Bank dated March 28, 2005.	(8)

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to EXX INC Form S-4 Registration Statement dated July 25, 1994.
(2)	Incorporated by reference to EXX INC Form S-4 Amendment No. 1 dated August 16, 1994.
(3)	Incorporated by reference to EXX INC Form 10-K Report for the year ended December 31, 1997 filed March 31, 1998.
(4)	Incorporated by reference to Newcor, Inc. Form 10-Q Report dated September 30, 2001.
(5)	Incorporated by reference to EXX INC Form 10-Q Report dated September 30, 2003.
(6)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2003.
(7)	Incorporated by reference to EXX INC Form 10-Q Report dated March 31, 2004.
(8)	Incorporated by reference to EXX INC Form 10-Q Report dated June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXX INC

Date: November 4, 2008	By:	/s/ David A. Segal
David A. Segal
Chairman of the Board
Chief Executive Officer
Chief Financial Officer